Form 10-Q
period 1995-09-30
PRUDENTIAL BACHE DIVERSIFIED FUTURES FUND L P
filed 1995-11-13
CIK 833225

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter ended September 30, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-17592

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                                 13-3464456
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)

One New York Plaza,13th Floor, New York, New York                  10292
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code (212) 778-7866

                                      N/A
--------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1995              1994
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 4,547,800      $ 2,260,467
U.S. Treasury bills, at amortized cost                                  14,626,647       12,337,975
Net unrealized gain (loss) on open commodity positions                    (343,526)       1,521,836
                                                                      -------------     ------------
Total assets                                                           $18,830,921      $16,120,278
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   265,547      $   317,093
Management fees payable                                                     62,585           53,515
Accrued expenses                                                            55,440           65,803
                                                                      -------------     ------------
Total liabilities                                                          383,572          436,411
                                                                      -------------     ------------
Commitments
Partners' capital
Limited partners (55,658 and 60,749 units outstanding)                  17,326,644       14,806,429
General partner (3,600 units outstanding)                                1,120,705          877,438
                                                                      -------------     ------------
Total partners' capital                                                 18,447,349       15,683,867
                                                                      -------------     ------------
Total liabilities and partners' capital                                $18,830,921      $16,120,278
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general partnership unit
  (``Units'')                                                          $    311.31      $    243.73
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these statements

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Nine months ended             Three months ended
                                                    September 30,                  September 30,
                                              --------------------------     -------------------------
                                                 1995            1994          1995           1994
------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                                $ 7,772,781     $2,148,605     $ (23,349)    $   123,993
Change in net unrealized gain/loss on open
  commodity positions                          (1,865,362)      (794,175)     (540,838)     (1,546,720)
Interest from U.S Treasury bills                  631,477        366,980       222,489         151,889
                                              -----------     ----------     ---------     -----------
                                                6,538,896      1,721,410      (341,698)     (1,270,838)
                                              -----------     ----------     ---------     -----------
EXPENSES
Commissions                                     1,249,757      1,256,812       435,410         411,725
Management fees                                   574,019        560,062       190,848         177,585
Incentive fees                                    268,499        226,735            --              --
General and administrative                         61,182         55,664        22,792          18,134
Amortization of organizational costs                   --            494            --              --
                                              -----------     ----------     ---------     -----------
                                                2,153,457      2,099,767       649,050         607,444
                                              -----------     ----------     ---------     -----------
Net income (loss)                             $ 4,385,439     $ (378,357)    $(990,748)    $(1,878,282)
                                              -----------     ----------     ---------     -----------
                                              -----------     ----------     ---------     -----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                              $ 4,142,172     $ (354,992)    $(931,413)    $(1,776,639)
                                              -----------     ----------     ---------     -----------
                                              -----------     ----------     ---------     -----------
General partner                               $   243,267     $  (23,365)    $ (59,335)    $  (101,643)
                                              -----------     ----------     ---------     -----------
                                              -----------     ----------     ---------     -----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
  UNIT
Net income (loss) per weighted average
  Unit                                        $     70.73     $    (5.52)    $  (16.48)    $    (28.23)
                                              -----------     ----------     ---------     -----------
                                              -----------     ----------     ---------     -----------
Weighted average number of Units                   62,000         68,524        60,111          66,525
                                              -----------     ----------     ---------     -----------
                                              -----------     ----------     ---------     -----------

------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                             LIMITED        GENERAL
                                                UNITS       PARTNERS        PARTNER          TOTAL
-----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1994            64,349     $14,806,429     $  877,438     $15,683,867
Net income                                          --       4,142,172        243,267       4,385,439
Redemptions                                     (5,091)     (1,621,957)            --      (1,621,957)
                                                ------     -----------     ----------     -----------
Partners' capital--September 30, 1995           59,258     $17,326,644     $1,120,705     $18,447,349
                                                ------     -----------     ----------     -----------
                                                ------     -----------     ----------     -----------

-----------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Diversified Futures Fund L.P. (the ``Partnership'') as of September 30, 1995 and the results of its operations for the nine and three months ended September 30, 1995 and 1994. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994 (the ``Annual Report'').

B. Related Parties

   Seaport Futures Management, Inc. (the ``General Partner'') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services. A portion of the general and administrative expenses of the Partnership for the nine and three months ended September 30, 1995 and 1994 was borne by Prudential Securities Incorporated (``PSI'') and its affiliates.

   Costs and expenses charged to the Partnership for these services for the nine and three months ended September 30, 1995 and 1994 were:

                                            Nine months ended          Three months ended
                                              September 30,               September 30,
                                        -------------------------     ---------------------
                                           1995           1994          1995         1994
                                        ----------     ----------     --------     --------
Commissions                             $1,249,757     $1,256,812     $435,410     $411,725
Printing services                            8,940          6,400        4,800        1,600
                                        ----------     ----------     --------     --------
                                        $1,258,697     $1,263,212     $440,210     $413,325
                                        ----------     ----------     --------     --------
                                        ----------     ----------     --------     --------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses) as of September 30, 1995 and December 31, 1994 were $9,599 and $13,680, respectively.

   The Partnership maintains its trading and cash accounts at PSI, the Partnership's commodity broker and an affiliate of the General Partner. Approximately 75% of the Partnership's net assets is invested in interest-bearing U.S. Government obligations (primarily U.S. Treasury bills), a significant portion of which is utilized for margin purposes for the Partnership's commodity trading activities. As described in the Annual Report, all commissions for brokerage services are paid to PSI.

   When the Partnership engages in forward foreign currency transactions, it trades with PSI who simultaneously engages in back-to-back transactions with an affiliate who, pursuant to the Partnership's prospectus, is obligated to charge a competitive price.

C. Off-Balance Sheet Financial Instruments

   The Partnership trades in a variety of financial instruments in connection with its normal trading activities. Each of these financial instruments contains varying degrees of off-balance sheet risk whereby changes in the market values of the underlying open positions may be in excess of the amounts recognized in the Statements of Financial Condition.

   Futures and forward contracts represent commitments either to purchase or sell commodities, including securities and foreign currencies, at a future date and at a specified price. The Partnership is subject to the market risk associated with changes in the value of the underlying financial instruments as well as the credit risk that another party will fail to perform under the terms of the contract. The credit risk associated with counterparty nonperformance is the net unrealized gain, if any, on open commodity positions included in the Statements of Financial Condition. The Partnership also has credit risk because the counterparty in each of its foreign currency forward transactions is the same party (its broker, PSI). The gross contract amounts significantly exceed the future cash requirements as the Partnership intends to close out open positions prior to settlement and thus is subject only to the risk of loss arising from the change in the value of the instruments.

   The following table identifies the underlying contract amounts of open financial futures and forward contracts as of September 30, 1995 and December 31, 1994:

                                        September 30, 1995     December 31, 1994
                                        ------------------     -----------------
Foreign Currency Contracts:
     Commitments to purchase               $ 32,435,346           $18,500,877
     Commitments to sell                   $ 35,925,312           $49,853,151
Financial Contracts:
     Commitments to purchase               $139,139,995           $99,127,187
     Commitments to sell                   $  7,979,967           $82,669,558

   A portion of the currency amounts disclosed above includes offsetting commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting but are not, as a technical matter, offset in the forward market until the settlement date.

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership commenced operations on October 19, 1988 with gross proceeds of $30,107,800. After accounting for organizational and offering expenses, the Partnership's net proceeds were $29,387,470.

   At September 30, 1995, a significant portion of net assets was held in U.S. Treasury bills (which represented approximately 78% of net assets at September 30, 1995 prior to redemptions payable) and cash which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

   The percentage that the U.S. Treasury bills bear to the net assets varies each day, and from month to month, as the market values of commodity interests change. The balance of the net assets is held in cash. All interest earned on the Partnership's interest-bearing funds is paid to the Partnership.

   The commodities contracts are subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as ``daily limits.'' During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

   As further discussed in Note C to the financial statements, the Partnership's commodities contracts are subject to both market and credit risk. The General Partner attempts to minimize these risks by requiring the Partnership's trading manager to abide by various trading limitations and policies. The General Partner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently PSI is the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity and all commodities combined; and generally limiting investing to contracts which are traded in sufficient volume to permit taking and liquidating positions. The General Partner may impose additional restrictions (through modifications of such limitations and policies) upon the trading activities of the trading manager as it, in good faith, deems to be in the best interests of the Partnership.

   Redemptions by limited partners recorded for the nine and three months ended September 30, 1995 were $1,621,957 and $265,547, respectively. Redemptions by limited partners from commencement of operations (October 19, 1988) through September 30, 1995 totalled $36,945,690. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Unit as of September 30, 1995 was $311.31, an increase of 27.73% from the December 31, 1994 net asset value per Unit of $243.73.

   The Partnership experienced trading losses in July due in part to trend reversals in several key financial markets. During the month, the financial sector was influenced by worldwide interest rate policies. In the U.S., the federal funds rate was lowered to 5.75% from 6%. Initially, U.S. bond prices moved upward, but subsequently retraced to close lower for the month. In Europe, bond prices fluctuated over uncertainty of a German interest rate cut. The Bundesbank, however, left interest rates unchanged. In the tangible markets, cotton prices, which had been rising consistently, declined sharply. In addition, changing weather conditions created volatile grain markets.

   Foreign exchange markets provided the most favorable profit opportunities in August. The majority of the Partnership's profits were generated from selling Japanese yen as it plummeted in value against the dollar when Japan instituted a new regulatory package designed to encourage overseas investing. As a result, the U.S. dollar soared to its highest level against the yen in six months. Additionally, selling yen against the German mark further added to profits amid speculation that the German Bundesbank would ease rates.

   Difficult foreign exchange and credit markets contributed to most of September's losses. Aside from gains in the Japanese yen, positions in other currencies were largely unprofitable as a result of the U.S. dollar's reversal in the prior month. Early in September the dollar continued to rise in price until a negative U.S. trade deficit report brought about a swift about-face. Lack of continued dollar support from the Bank of Japan pushed the dollar even lower resulting in unprofitable positions in the German mark, Swiss franc, and British pound. Mid-month price reversals in foreign interest rate contracts similarly led to net unprofitable results. On the long-end of the yield curve, positions in British, French and Italian bonds were unprofitable while German and Australian bonds registered gains. Small gains were made on the short-end as winning positions in short sterling and Euroyen more than offset losses in the French Pibor contract. Crude oil prices plunged in the middle of the month on news of increased world supplies, turning long energy positions unprofitable.

   Interest income is earned on U.S. Treasury bills and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income from U.S. Treasury bills increased by approximately $264,000 and $71,000 for the nine and three months ended September 30, 1995 as compared to the corresponding periods in 1994 primarily due to increases in interest rates.

   Commissions are calculated on the Partnership's net asset value on the first day of each month and, therefore, vary monthly according to trading performance and redemptions. Accordingly, they must be compared to the fluctuations in the monthly net asset values. Commissions decreased by approximately $7,000 for the nine months ended September 30, 1995 as compared to the corresponding period in 1994 primarily due to the cumulative effect of redemptions on the monthly net asset values. Commissions increased by approximately $24,000 for the three months ended September 30, 1995 as compared to the corresponding period in 1994 due to strong trading performance offset, in part, by the effect of redemptions.

   All trading decisions for the Partnership are made by John W. Henry & Co., Inc. (the ``Trading Manager''). Management fees are calculated on the Partnership's net asset value at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees increased by approximately $14,000 and $13,000 for the nine and three months ended September 30, 1995 as compared to the corresponding periods in 1994 primarily due to strong trading performance in 1995.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Manager as defined in the Advisory Agreement, as amended, between the Partnership, the General Partner and the Trading Manager. The incentive fees for the nine months ended September 30, 1995 and 1994 were approximately $268,000 and $227,000, respectively. There were no incentive fees for the three month periods ended September 30 in the current or prior year.

                           PART II. OTHER INFORMATION

   Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the General Partner.

   Item 2. Changes in Securities--None

   Item 3. Defaults Upon Senior Securities--None

   Item 4. Submission of Matters to a Vote of Security Holders--None

   Item 5. Other Information--None

   Item 6. (a) Exhibits

              4.1      Agreement of Limited Partnership of the Registrant, dated as of May 25, 1988 as amended and restated as of July 12, 1988 (incorporated by reference to
                       Exhibit 3.1 and 4.1 of Registrant's Annual Report on Form 10-K for the
                       period ended December 31, 1988)
              4.2      Subscription Agreement (incorporated by reference to Exhibit 4.2 to the
                       Registrant's Registration Statement on Form S-1, File No. 33-22100)
              4.3      Request for Redemption (incorporated by reference to Exhibit 4.3 to the
                       Registrant's Registration Statement on Form S-1, File No. 33-22100)
              27.1     Financial Data Schedule (filed herewith)

            (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner
     By: /s/ Steven Carlino                       Date: November 13, 1995
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant