Form 10-K
period 1995-12-31
PRUDENTIAL BACHE DIVERSIFIED FUTURES FUND L P
filed 1996-03-29
CIK 833225

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to _____________________

Commission file number 0-17592

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                         13-3464456
-------------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                 Identification No.)

One New York Plaza, 13th Floor, New York, New York                     10292
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code: (212) 778-7866

Securities registered pursuant to Section 12(b) of the Act:

                                    None
-------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                       Units of Limited Partnership Interest
-------------------------------------------------------------------------------
                               (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes CK No _

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [CK]

                      DOCUMENTS INCORPORATED BY REFERENCE

   Agreement of Limited Partnership of the Registrant, dated May 25, 1988, as amended and restated as of July 12, 1988, included as part of the Registration Statement on Form S-1 (File No. 33-22100) filed with the Securities and Exchange Commission on June 1, 1988 pursuant to Rule 424(b) of the Securities Act of 1933, is incorporated by reference into Part IV of this Annual Report on Form 10-K.

   Annual Report to Limited Partners for the year ended December 31, 1995 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                                Index to exhibits can be found on pages 7 and 8.

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)

                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................     3
Item  2    Properties.......................................................................     3
Item  3    Legal Proceedings................................................................     3
Item  4    Submission of Matters to a Vote of Limited Partners..............................     3

PART II
Item  5    Market for the Registrant's Units and Related Limited Partner Matters............     4
Item  6    Selected Financial Data..........................................................     4
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................     4
Item  8    Financial Statements and Supplementary Data......................................     5
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................     5

PART III
Item 10    Directors and Executive Officers of the Registrant...............................     5
Item 11    Executive Compensation...........................................................     6
Item 12    Security Ownership of Certain Beneficial Owners and Management...................     6
Item 13    Certain Relationships and Related Transactions...................................     6

PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K
           Financial Statements and Financial Statement Schedules...........................     7
           Exhibits.........................................................................     7
           Reports on Form 8-K..............................................................     8
SIGNATURES..................................................................................     9

                                     PART I

Item 1. Business

General

   Prudential-Bache Diversified Futures Fund L.P. (the ``Registrant''), a Delaware limited partnership, was formed on May 25, 1988 and will terminate on December 31, 2007 unless terminated sooner under the provisions of the Amended and Restated Agreement of Limited Partnership (the ``Partnership Agreement''). The Registrant was formed to engage primarily in the speculative trading of a portfolio consisting primarily of commodity futures, forward and options contracts. On October 19, 1988, the Registrant completed its offering and raised $30,107,800 from the sale of 297,468 units of limited partnership interest and 3,610 units of general partnership interest (collectively, the ``Units'') which resulted in net proceeds to the Registrant of $29,387,470. The Registrant's fiscal year for book and tax purposes ends on December 31.

   All trading decisions for the Registrant are made by John W. Henry & Co., Inc. (the ``Trading Manager''), an independent commodity trading manager which manages the Registrant's assets pursuant to five trading programs developed by the Trading Manager. The General Partner retains the authority to override trading instructions that violate the Registrant's trading policies.

   The Registrant is engaged solely in the business of commodity futures, forwards and options trading; therefore, presentation of industry segment information is not applicable.

General Partner

   The general partner of the Registrant is Seaport Futures Management, Inc. (the ``General Partner''), which is an affiliate of Prudential Securities Incorporated (``PSI''), the Registrant's commodity broker. Both the General Partner and PSI are wholly-owned subsidiaries of Prudential Securities Group Inc. (``PSGI''). The General Partner is required to maintain at least a 1% interest in the Registrant as long as it is acting as the Registrant's general partner.

Competition

   The General Partner and its affiliates have formed, and may continue to form, various entities to engage in the speculative trading of futures, forward and options contracts which, in part, have certain of the same investment policies as the Registrant.

   The Registrant is a closed-end fund which does not currently, and does not intend in the future to, solicit the sale of additional Units. As such, the Registrant does not compete with other entities to attract new fund participants. However, to the extent that the Trading Manager recommends similar or identical trades to the Registrant and other accounts which it manages, the Registrant may compete with those accounts for the execution of the same or similar trades.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partner and its affiliates pursuant to the Partnership Agreement. See Notes A, C and D to the Registrant's annual report to limited partners for the year ended December 31, 1995 (``Registrant's 1995 Annual Report'') which is filed as an exhibit hereto.

Item 2. Properties

   The Registrant does not own or lease any property.

Item 3. Legal Proceedings

   There are no material legal proceedings pending by or against the Registrant or the General Partner.

Item 4. Submission of Matters to a Vote of Limited Partners

   None

                                    PART II

Item 5. Market for the Registrant's Units and Related Limited Partner Matters

   As of March 14, 1996, there were 787 holders of record owning 57,956 Units which include 3,600 units of general partnership interest. A significant secondary market for the Units has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Partnership Agreement limiting the ability of a partner to transfer Units. The Partnership Agreement does, however, provide that a limited partner may only redeem its units as of the last business day of any full calendar quarter (beginning with the end of the first full quarter of the Registrant's operations, which was March 31, 1989) at the then current net asset value per Unit reduced by each Unit's pro rata portion of unamortized organizational costs. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. No distributions have been made since inception and no distributions are anticipated in the future.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 9 of the Registrant's 1995 Annual Report which is filed as an exhibit hereto.

                                                       Year ended December 31,
                                ---------------------------------------------------------------------
                                   1995           1994          1993           1992          1991
                                -----------   ------------   -----------   ------------   -----------
Net realized gain on
  commodity transactions......  $ 7,694,647   $    195,099   $ 6,760,365   $  7,098,724   $ 1,105,860
                                -----------   ------------   -----------   ------------   -----------
                                -----------   ------------   -----------   ------------   -----------
Change in net unrealized gain
  on open commodity
  positions...................  $  (460,239)  $    215,941   $   654,157   $ (7,880,542)  $ 7,603,442
                                -----------   ------------   -----------   ------------   -----------
                                -----------   ------------   -----------   ------------   -----------
Commissions...................  $ 1,668,063   $  1,641,756   $ 1,667,523   $  1,543,216   $ 1,654,075
                                -----------   ------------   -----------   ------------   -----------
                                -----------   ------------   -----------   ------------   -----------
Management fees...............  $   763,562   $    727,169   $   763,902   $    681,835   $   761,425
                                -----------   ------------   -----------   ------------   -----------
                                -----------   ------------   -----------   ------------   -----------
Incentive fees................  $   268,499   $    226,735   $   399,990   $    121,252   $   368,073
                                -----------   ------------   -----------   ------------   -----------
                                -----------   ------------   -----------   ------------   -----------
Net income (loss).............  $ 5,284,484   $ (1,739,097)  $ 4,939,250   $ (2,713,190)  $ 6,754,682
                                -----------   ------------   -----------   ------------   -----------
                                -----------   ------------   -----------   ------------   -----------
Allocation of net income
  (loss):
  Limited partners............  $ 4,986,601   $ (1,641,114)  $ 4,709,119   $ (2,632,558)  $ 6,526,939
                                -----------   ------------   -----------   ------------   -----------
                                -----------   ------------   -----------   ------------   -----------
  General partner.............  $   297,883   $    (97,983)  $   230,131   $    (80,632)  $   227,743
                                -----------   ------------   -----------   ------------   -----------
                                -----------   ------------   -----------   ------------   -----------
Net income (loss) per weighted
  average Unit................  $     86.19   $     (25.65)  $     66.05   $     (29.78)  $     59.20
                                -----------   ------------   -----------   ------------   -----------
                                -----------   ------------   -----------   ------------   -----------
Total assets..................  $19,467,438   $ 16,120,278   $19,612,027   $ 17,200,931   $24,642,188
                                -----------   ------------   -----------   ------------   -----------
                                -----------   ------------   -----------   ------------   -----------
Redemptions...................  $ 2,047,033   $  1,671,602   $ 2,027,435   $  4,014,399   $ 4,188,120
                                -----------   ------------   -----------   ------------   -----------
                                -----------   ------------   -----------   ------------   -----------
Net asset value per Unit......  $    326.48   $     243.73   $    270.95   $     206.07   $    228.46
                                -----------   ------------   -----------   ------------   -----------
                                -----------   ------------   -----------   ------------   -----------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 10 and 11 of the Registrant's 1995 Annual Report which is filed as an exhibit hereto.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 9 of the Registrant's 1995 Annual Report which is filed as an exhibit hereto.

   Supplementary data specified by Item 302 of Regulation S-K (selected quarterly financial data) is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   There are no directors or executive officers of the Registrant. The Registrant is managed by the General Partner.

   The General Partner's directors and executive officers, and any persons holding more than ten percent of the Registrant's Units (``Ten Percent Owners'') are required to report their initial ownership of such Units and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4, or 5. Such executive officers, directors and Ten Percent Owners are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4, and 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the General Partner's directors and executive officers or copies of the reports that they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

   The directors and executive officers of Seaport Futures Management, Inc. and their positions with respect to the Registrant are as follows:

            Name                                      Position
James M. Kelso                  President and Director
Barbara J. Brooks               Treasurer and Chief Financial Officer
Steven Carlino                  Vice President and Chief Accounting Officer
A. Laurence Norton, Jr.         Director
Guy S. Scarpaci                 Director

  JAMES M. KELSO, age 41, is the President and a Director of Seaport Futures Management, Inc. He is a Senior Vice President of Futures Administration of PSI. He is also the President and a Director of Prudential Securities Futures Management Inc. and serves in various capacities for other affiliated companies. He has held several positions within PSI since July 1981.

  BARBARA J. BROOKS, age 47, is the Treasurer and Chief Financial Officer of Seaport Futures Management, Inc. She is a Senior Vice President of PSI. She is also the Treasurer and Chief Financial Officer of Prudential Securities Futures Management Inc. and serves in various capacities for other affiliated companies. She has held several positions within PSI since April 1983. Ms. Brooks is a certified public accountant.

  STEVEN CARLINO, age 32, is a Vice President of Seaport Futures Management, Inc. He is a First Vice President of PSI. He is also a Vice President of Prudential Securities Futures Management Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in October 1992, he was with Ernst & Young for six years. Mr. Carlino is a certified public accountant.

  A. LAURENCE NORTON, JR., age 57, is a Director of Seaport Futures Management, Inc. He is an Executive Vice President of PSI and head of its Futures Division. He is also a Director of Prudential Securities Futures Management Inc. Most recently, he held the position of Executive Director of Retail Development and Retail Strategies at PSI. Prior to joining PSI in 1991, Mr. Norton was a Senior Vice President and Branch Manager of Shearson Lehman Brothers.

  GUY S. SCARPACI, age 49, is a Director of Seaport Futures Management, Inc. He is a First Vice President of the Futures Division of PSI. He is also a Director of Prudential Securities Futures Management Inc. Mr. Scarpaci has been employed by PSI in positions of increasing responsibility since August 1974.

  James M. Kelso replaced Edward J. Mader as Director and replaced A. Laurence Norton, Jr. as President effective May 1995. Edward J. Mader ceased to serve as Vice President effective May 1995. Steven Carlino was elected Vice President effective July 1995 and replaced Eleanor L. Thomas as Chief Accounting Officer on behalf of the Registrant. Gale Eisner ceased to serve as Director effective June 1995.

  There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and/or executive officers have indefinite terms.

Item 11. Executive Compensation

   The Registrant does not pay or accrue any fees, salaries or any other form of compensation to directors and officers of the General Partner for their services. Certain directors and officers of the General Partner receive compensation from affiliates of the General Partner, not from the Registrant, for services performed for various affiliated entities, which may include services performed for the Registrant; however, the General Partner believes that any compensation attributable to services performed for the Registrant is immaterial. (See also Item 13, Certain Relationships and Related Transactions, for information regarding compensation to the General Partner.)

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 14, 1996, no director or officer of the General Partner owns directly or beneficially any interest in the voting securities of the General Partner.

   As of March 14, 1996, no director or officer of the General Partner owns directly or beneficially any of the Units issued by the Registrant.

   As of March 14, 1996, no owner of limited partnership units beneficially owns more than five percent (5%) of the outstanding limited partnership units issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the General Partner.

   Reference is made to Notes A, C and D to the financial statements of the Registrant's 1995 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                                            Page in
                                                                                         Annual Report
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)      1.   Financial Statements and Independent Auditors' Report--Incorporated by
              reference to the Registrant's 1995 Annual Report which is filed as an exhibit hereto
              Independent Auditors' Report                                                     2
              Financial Statements:
              Statements of Financial Condition--December 31, 1995 and 1994                    3
              Statements of Operations--Three years ended December 31, 1995                    4
              Statements of Changes in Partners' Capital--Three years ended December
              31, 1995                                                                         4
              Notes to Financial Statements                                                    5
         2.   Financial Statement Schedules and Independent Auditors' Report on
              Schedules
              All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.
         3.   Exhibits
              Description:
        3.1   Agreement of Limited Partnership of the Registrant, dated as of May 25,
        and   1988 as amended and restated as of July 12, 1988 (incorporated by
        4.1   reference to Exhibit 3.1 and 4.1 of Registrant's Annual Report on Form
              10-K for the period ended December 31, 1988)
        4.2   Subscription Agreement (incorporated by reference to Exhibit 4.2 to the
              Registrant's Registration Statement on Form S-1, File No. 33-22100)
        4.3   Request for Redemption (incorporated by reference to Exhibit 4.3 to the
              Registrant's Registration Statement on Form S-1, File No. 33-22100)
       10.1   Escrow Agreement, dated July 14, 1988 among the Registrant, Seaport
              Futures Management, Inc., Prudential-Bache Securities Inc. and Bankers
              Trust Company (incorporated by reference to Exhibit 10.1 of
              Registrant's Annual Report on Form 10-K for the period ended December
              31, 1988)
       10.2   Brokerage Agreement dated October 18, 1988 between the Registrant and
              Prudential-Bache Securities Inc. (incorporated by reference to Exhibit
              10.2 of Registrant's Annual Report on Form 10-K for the period ended
              December 31, 1988)
       10.3   Advisory Agreement dated June 1, 1988 among the Registrant, Seaport
              Futures Management, Inc., and John W. Henry & Co., Inc. (incorporated by reference to Exhibit 10.3 of Registrant's Annual Report on Form 10-K
              for the period ended December 31, 1988)
       10.4   Addendum to Advisory Agreement dated as of July 13, 1988 among the
              Registrant, Seaport Futures Management, Inc., and John W. Henry & Co.,
              Inc. (incorporated by reference to Exhibit 10.4 of Registrant's Annual
              Report on Form 10-K for the period ended December 31, 1988)

       10.5   Representation Agreement Concerning the Registration Statement and the
              Prospectus, dated as of July 14, 1988 among the Registrant, Seaport
              Futures Management, Inc., Prudential-Bache Securities Inc. and John W.
              Henry & Co., Inc. (incorporated by reference to Exhibit 10.5 of
              Registrant's Annual Report on Form 10-K for the period ended December
              31, 1988)
       10.6   Net Worth Agreement, dated as of July 14, 1988 between Seaport Futures
              Management, Inc. and Prudential Securities Group Inc. (incorporated by reference to Exhibit 10.6 of Registrant's Annual Report on Form 10-K
              for the period ended December 31, 1988)
       10.7   Secured Demand Note Collateral Agreement dated as of February 15, 1991 between Seaport Futures Management, Inc. and Prudential Securities
              Group Inc. (incorporated by reference to Exhibit 10.7 of Registrant's
              Annual Report on Form 10-K for the year ended December 31, 1991)
       10.8   Amendment to Advisory Agreement as of June 1, 1988 among the
              Registrant, Seaport Futures Management, Inc., and John W. Henry & Co.,
              Inc. (incorporated by reference to Exhibit 10.8 of Registrant's Annual
              Report on Form 10-K for the year ended December 31, 1993)
         13   Registrant's 1995 Annual Report (with the exception of the information and data incorporated by reference in Items 7 and 8 of this Annual
              Report on Form 10-K, no other information or data appearing in the
              Registrant's 1995 Annual Report is to be deemed filed as part of this report) (filed herewith)
        27.   Financial Data Schedule
(b)           Reports on Form 8-K
              No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prudential-Bache Diversified Futures Fund L.P.
By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner
     By: /s/ Steven Carlino                                              Date: March 29, 1996
     -----------------------------------------------------------------
     Steven Carlino
     Vice President and Chief Accounting Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner
     By: /s/ James M. Kelso                                              Date: March 29, 1996
     -----------------------------------------------------------------
     James M. Kelso
     President and Director
     By: /s/ Barbara J. Brooks                                           Date: March 29, 1996
     -----------------------------------------------------------------
     Barbara J. Brooks
     Treasurer and Chief Financial Officer
     By: /s/ Steven Carlino                                              Date: March 29, 1996
     -----------------------------------------------------------------
     Steven Carlino
     Vice President
     By: /s/ A. Laurence Norton, Jr.                                     Date: March 29, 1996
     -----------------------------------------------------------------
     A. Laurence Norton, Jr.
     Director
     By: /s/ Guy S. Scarpaci                                             Date: March 29, 1996
     -----------------------------------------------------------------
     Guy S. Scarpaci
     Director