Form 10-Q
period 1996-03-31
PRUDENTIAL BACHE DIVERSIFIED FUTURES FUND L P
filed 1996-05-14
CIK 833225

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter ended March 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-17592

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                                              13-3464456
- --------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                                            Identification No.)

One New York Plaza,13th Floor, New York, New York                          10292
- --------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (212) 778-7866

                                      N/A
- --------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,      December 31,
                                                                          1996             1995
- ---------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 3,934,288     $ 3,783,451
U.S. Treasury bills, at amortized cost                                  13,858,103      14,622,390
Net unrealized gain on open commodity positions                            988,362       1,061,597
                                                                       -----------     ------------
Total assets                                                           $18,780,753     $19,467,438
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $ 1,448,903     $   425,077
Management fees payable                                                     62,423          64,703
Accrued expenses                                                            53,828          56,340
                                                                       -----------     ------------
Total liabilities                                                        1,565,154         546,120
                                                                       -----------     ------------
Commitments
Partners' capital
Limited partners (52,922 and 54,356 units outstanding)                  17,043,304      17,745,997
General partner (535 and 3,600 units outstanding)                          172,295       1,175,321
                                                                       -----------     ------------
Total partners' capital                                                 17,215,599      18,921,318
                                                                       -----------     ------------
Total liabilities and partners' capital                                $18,780,753     $19,467,438
                                                                       -----------     ------------
                                                                       -----------     ------------
Net asset value per limited and general partnership unit
  (``Units'')                                                          $    322.05     $    326.48
                                                                       -----------     ------------
                                                                       -----------     ------------
- ---------------------------------------------------------------------------------------------------

                The accompanying notes are an integral part of these statements

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                             Three months ended
                                                                                 March 31,
                                                                          ------------------------
                                                                            1996           1995
- --------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity transactions                               $ 272,469     $2,465,153
Change in net unrealized gain on open commodity positions                   (73,235)     2,762,215
Interest from U.S Treasury bills                                            188,072        171,687
                                                                          ---------     ----------
                                                                            387,306      5,399,055
                                                                          ---------     ----------
EXPENSES
Commissions                                                                 431,068        360,236
Management fees                                                             191,677        176,837
Incentive fees                                                                   --        183,790
General and administrative                                                   21,377         19,328
                                                                          ---------     ----------
                                                                            644,122        740,191
                                                                          ---------     ----------
Net income (loss)                                                         $(256,816)    $4,658,864
                                                                          ---------     ----------
                                                                          ---------     ----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                                          $(240,873)    $4,398,224
                                                                          ---------     ----------
                                                                          ---------     ----------
General partner                                                           $ (15,943)    $  260,640
                                                                          ---------     ----------
                                                                          ---------     ----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit                                    $   (4.43)    $    72.40
                                                                          ---------     ----------
                                                                          ---------     ----------
Weighted average number of
  limited and general partnership units outstanding                          57,956         64,349
                                                                          ---------     ----------
                                                                          ---------     ----------


- --------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                             LIMITED        GENERAL
                                                UNITS       PARTNERS        PARTNER          TOTAL
- -----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995            57,956     $17,745,997     $1,175,321     $18,921,318
Net loss                                            --        (240,873)       (15,943)       (256,816)
Redemptions                                     (4,499)       (461,820)      (987,083)     (1,448,903)
                                                ------     -----------     ----------     -----------
Partners' capital--March 31, 1996               53,457     $17,043,304     $  172,295     $17,215,599
                                                ------     -----------     ----------     -----------
                                                ------     -----------     ----------     -----------

- -----------------------------------------------------------------------------------------------------

                The accompanying notes are an integral part of these statements

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Diversified Futures Fund L.P. (the ``Partnership'') as of March 31, 1996 and the results of its operations for the three months ended March 31, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995 (the ``Annual Report'').

   Certain balances for prior periods have been reclassified to conform with current financial statement presentation.

B. Related Parties

   Seaport Futures Management, Inc. (the ``General Partner'') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services. A portion of the general and administrative expenses of the Partnership for the three months ended March 31, 1996 and 1995 was borne by Prudential Securities Incorporated (``PSI'') and its affiliates.

   Costs and expenses charged to the Partnership for these services for the three months ended March 31, 1996 and 1995 were:

                                         Three months ended
                                              March 31,
                                        ---------------------
                                          1996         1995
                                        --------     --------
Commissions                             $431,068     $360,236
Printing services                          4,485        2,070
                                        --------     --------
                                        $435,553     $362,306
                                        --------     --------
                                        --------     --------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses) as of March 31, 1996 and December 31, 1995 were $11,850 and $9,300, respectively.

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

C. Credit and Market Risk

   Since the Partnership's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

   Futures, forward and options contracts involve varying degrees of off-balance sheet risk; and changes in the level of volatility of interest rates, foreign currency exchange rates or the market values of the contracts (or commodities underlying the contracts) frequently result in changes in the Partnership's unrealized gain (loss) on open commodity positions reflected in the statements of financial condition. The Partnership's exposure to market risk is influenced by a number of factors including the relationships among the contracts held by the Partnership as well as the liquidity of the markets in which the contracts are traded.

   Futures and options contracts are traded on organized exchanges and are thus distinguished from forward contracts which are entered into privately by the parties. The credit risks associated with futures and options contracts are typically perceived to be less than those associated with forward contracts, because exchanges typically provide clearinghouse arrangements in which the collective credit (subject to certain limitations) of the members of the exchanges is pledged to support the financial integrity of the exchange. On the other hand, the Partnership must rely solely on the credit of its broker (PSI) with respect to forward transactions. The Partnership presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition because it has a master netting agreement with PSI.

   The General Partner attempts to minimize both credit and market risks by requiring the Partnership's trading manager to abide by various trading limitations and policies. The General Partner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently PSI is the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. The General Partner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading manager as it, in good faith, deems to be in the best interests of the Partnership.

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission (``CFTC'') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At March 31, 1996 and December 31, 1995, such segregated assets totalled $11,175,944 and $10,874,252, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures trading which totalled $7,483,063 and $8,704,525 at March 31, 1996 and December 31, 1995, respectively. There are no segregation requirements for assets related to forward trading.

   As of March 31, 1996, open forward contracts mature within six months, but open futures contracts mature within one year. As of December 31, 1995, open forward contracts mature within three months, but open future contracts mature within one year.

   At March 31, 1996 and December 31, 1995 gross contract amounts of open futures and forward contracts are:

                                           March 31, 1996    December 31, 1995
                                           --------------    -----------------
Futures Currency Contracts:
  Commitments to purchase                  $      415,025      $   3,101,098
  Commitments to sell                      $    1,887,063      $   3,918,450
Forward Currency Contracts:
  Commitments to purchase                  $   10,046,088      $  14,753,643
  Commitments to sell                      $   29,266,863      $  29,445,534
Financial Futures Contracts:
  Commitments to purchase                  $   14,293,959      $ 198,771,784
  Commitments to sell                      $  202,675,001      $   9,245,157
Commodity Futures Contracts:
  Commitments to purchase                  $    3,644,316      $   3,128,616
  Commitments to sell                      $    3,399,221      $   4,522,406

   Included in the gross forward contract amounts are offsetting commitments to purchase and to sell the same currency on the same date in the future. The commitments are economically offsetting but are not, as a technical matter, offset in the forward market until the settlement date.

   The gross contract amounts represent the Partnership's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures contract). The gross contract amounts significantly exceed the future cash requirements as the Partnership intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Partnership considers the ``fair value'' of its futures and forward contracts to be the net unrealized gain or loss on the contracts (plus premiums on options). Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with the Partnership's commitments to sell is unlimited since the Partnership's potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

   At March 31, 1996 and December 31, 1995, the fair value of futures and forward contracts were:

                                             March 31, 1996               December 31, 1995
                                       --------------------------     --------------------------
                                               Fair Value                     Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Commodities                       $  121,948      $   30,128     $  304,613      $    2,955
     Financial                            529,731          13,275        361,913              --
     Currencies                            24,048           1,225         10,305           7,450
  Foreign exchanges
     Commodities                            2,474           8,572          7,120           1,250
     Financial                            280,801          39,186        507,205           6,565
Forward Contracts:
     Currencies                           168,008          46,262        203,352         314,691
                                       ----------     -----------     ----------     -----------
                                       $1,127,010      $  138,648     $1,394,508      $  332,911
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table represents the average fair value of futures and forward contracts during the three months ended March 31, 1996 and 1995, respectively.

                                           Three months ended             Three months ended
                                             March 31, 1996                 March 31, 1995
                                       --------------------------     --------------------------
                                           Average Fair Value             Average Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Commodities                       $  147,984      $   70,827     $  530,669     $    25,062
     Financial                            402,598           4,500        333,559          12,061
     Currencies                            61,748           7,048        170,798          27,064
  Foreign exchanges
     Commodities                            5,724           2,531          3,279           1,306
     Financial                            516,631          41,085        597,599          24,423
Forward Contracts:
     Currencies                           605,102         362,745      1,517,573       1,035,112
                                       ----------     -----------     ----------     -----------
                                       $1,739,787      $  488,736     $3,153,477     $ 1,125,028
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table represents the net realized gains (losses) and the change in unrealized gains/losses of futures and forward contracts during the three months ended March 31, 1996 and 1995, respectively.

                                Three months ended March 31, 1996                Three months ended March 31, 1995
                           -------------------------------------------     ---------------------------------------------
                           Net Realized      Change in                     Net Realized      Change in
                              Gains          Unrealized                       Gains          Unrealized
                             (Losses)       Gains/Losses       Total         (Losses)       Gains/Losses        Total
                           ------------     ------------     ---------     ------------     ------------     -----------
Futures Contracts:
  Domestic exchanges
     Commodities            $ (280,738)      $ (209,838)     $(490,576)     $  534,385       $ (539,908)     $    (5,523)
     Financial                 324,844          154,544        479,388         737,281         (253,612)         483,669
     Currencies                 75,495           19,967         95,462         243,253          417,832          661,085
  Foreign exchanges
     Commodities                 2,304          (11,968)        (9,664)        (11,047)          (4,072)         (15,119)
     Financial                   5,257         (259,025)      (253,768)      1,136,879         (257,815)         879,064
Forward Contracts:
     Currencies                145,307          233,085        378,392        (175,598)       3,399,790        3,224,192
                           ------------     ------------     ---------     ------------     ------------     -----------
                            $  272,469       $  (73,235)     $ 199,234      $2,465,153       $2,762,215      $ 5,227,368
                           ------------     ------------     ---------     ------------     ------------     -----------
                           ------------     ------------     ---------     ------------     ------------     -----------

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

   At March 31, 1996, 100% of the Partnership's total net assets were allocated to commodities trading. A significant portion of net assets was held in U.S. Treasury bills (which represented approximately 74% of net assets at March 31, 1996 prior to redemptions payable) and cash which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Since the Partnership's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The General Partner attempts to minimize these risks by requiring the Partnership's trading manager to abide by various trading limitations and policies. See Note C to the financial statements for a further discussion on the credit and market risks associated with the Partnership's futures, forward and options contracts.

   The Partnership does not have, nor does it expect to have, any capital assets.

   Redemptions by limited partners and the general partner recorded for the three months ended March 31, 1996 were $461,820 and $987,083, respectively. Redemptions by limited partners and the general partner from commencement of operations (October 19, 1988) through March 31, 1996 totalled $37,831,607 and $987,083, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Results of Operations

   The net asset value per Unit as of March 31, 1996 was $322.05, a decrease of 1.36% from the December 31, 1995 net asset value per Unit of $326.48.

   The Partnership's performance was positive in the month of January. Profits were earned in the currency, financial, stock indices and metals sectors, but were partially offset by losses incurred in the energies, grains and softs sectors. The primary influence in the markets was the U.S. dollar, which rose against most currencies and hit its highest level in two years against the Japanese yen. Trading in foreign exchange, particularly selling the Swiss franc, Japanese yen and German mark, generated the majority of profits. Interest rate markets also provided profit opportunities as European bonds rallied during the month. As a result, positions in the Matif bond, German bund, Italian bond and Australian long bond were profitable. Trading in stock indices was profitable overall, particularly in the Nikkei. U.S. bonds were not profitable. In the non-financial sectors, crude oil prices plummeted in January, reversing a lengthy uptrend that had fueled performance for the past several months. As a result, crude oil positions were negatively impacted and losses were incurred. Late in the month, gold began to move up strongly from the increasingly narrow price range below $400 where it had traded for several years. Buying gold reaped profits, but these were offset by losses in silver. Coffee prices surged early in January reversing a long downtrend, which led to flat returns. Trading in other commodities such as cotton, sugar and corn was unprofitable.

   The Partnership performance was negative in the month of February. Profits earned in the grains were offset by losses in the currencies, financials, metals, stock indices, energies, and softs sectors. After an impressive start to the year, the U.S. dollar slumped against major currencies in February, despite efforts by the Bank of Japan to support the dollar against the yen, resulting in unprofitable currency positions. Global bonds reversed a long-term trend of declining interest rates, negatively impacting positions in the European and Japanese bond markets; however, positions in U.S. bonds were profitable. The price of gold fell back below the $400 level only one month after breaking that threshold for the first time in over two years, producing trading losses in that area. Prices in the energy sector remained strong for most of February but weakened at month's end as stronger than anticipated inventories and forecasts of warmer weather took a toll. Crude oil prices recovered mid-February from a previous decline only to tumble again at month's end, which negatively impacted positions. Trading in heating oil was profitable. In the grains sector, gains were realized in corn where low grain stocks worldwide continued to remain a factor in the market.

   The Partnership's performance was positive in the month of March. Profits were earned in the currencies, financials, and energies sectors. Losses were incurred in the metals and stock indices sectors. In the currency markets, trading in the Japanese yen and Australian dollar was profitable for the Partnership. Political tensions between China and Taiwan provided a temporary flight to the U.S. dollar as a safe haven. Trading was volatile in the financials sector, reflecting investors' confusion over the state of the U.S. economy and uncertainty over the direction of German and Japanese interest rates. Solid gains were posted in most long-term bond positions, as interest rates advanced for the second consecutive month, reversing a long-term decline. Profits were realized in heating and crude oil as a late season cold snap in the Northeastern United States and snowstorms in the Midwest heightened demand for heating oil. Reports of a wheat fungus in the U.S. boosted demand for corn as an alternate crop and feed for animals; however, profits in corn were offset by losses in soybean by-products.

   Interest income from U.S. Treasury bills increased by approximately $16,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995 primarily due to increases in funds available for investment in U.S. Treasury bills caused by strong trading performance offset, in part, by decreases in funds available as a result of redemptions and a decline in interest rates in 1996.

   Commissions are calculated on the Partnership's net asset value on the first day of each month and, therefore, vary monthly according to trading performance and redemptions. Accordingly, they must be compared to the fluctuations in the monthly net asset values. Commissions increased by approximately $71,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995 primarily due to increasing monthly net asset values as a result of strong trading performance from February 1995 to April 1995.

   All trading decisions for the Partnership are made by John W. Henry & Co., Inc. (the ``Trading Manager''). Management fees are calculated on the Partnership's net asset value at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees increased by approximately $15,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995 primarily due to the same reasons commissions increased as discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Manager as defined in the Advisory Agreement, as amended, between the Partnership, the General Partner and the Trading Manager. No incentive fees were earned for the three months ended March 31, 1996. Incentive fees for the three months ended March 31, 1995 were approximately $184,000.

   General and administrative expenses include audit, tax and legal fees as well as printing and postage costs. General and administrative expenses increased approximately $2,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995 primarily due to an increase in printing costs.

                           PART II. OTHER INFORMATION

   Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the General Partner.

   Item 2. Changes in Securities--None

   Item 3. Defaults Upon Senior Securities--None

   Item 4. Submission of Matters to a Vote of Security Holders--None

   Item 5. Other Information--None

   Item 6. (a) Exhibits

               4.1     Agreement of Limited Partnership of the Registrant, dated as of May 25, 1988 as amended and restated as of July 12, 1988 (incorporated by reference to
                       Exhibit 3.1 and 4.1 of Registrant's Annual Report on Form 10-K for the
                       period ended December 31, 1988)
               4.2     Subscription Agreement (incorporated by reference to Exhibit 4.2 to the
                       Registrant's Registration Statement on Form S-1, File No. 33-22100)
               4.3     Request for Redemption (incorporated by reference to Exhibit 4.3 to the
                       Registrant's Registration Statement on Form S-1, File No. 33-22100)
              10.9     Form of Foreign Currency Addendum to Brokerage Agreement between the Regis-
                       trant and PSI (filed herewith)
              27.1     Financial Data Schedule (filed herewith)

            (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner
     By: /s/ Steven Carlino                       Date: May 14, 1996
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant