Form 10-Q
period 1996-06-30
PRUDENTIAL BACHE DIVERSIFIED FUTURES FUND L P
filed 1996-08-14
CIK 833225

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter ended June 30, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-17592

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                             13-3464456
- --------------------------------------------------------------------------------
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                Identification No.)

One New York Plaza,13th Floor, New York, New York               10292
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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,       December 31,
                                                                          1996             1995
- ---------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 3,359,372     $ 3,783,451
U.S. Treasury bills, at amortized cost                                  13,418,378      14,622,390
Net unrealized gain on open commodity positions                            875,569       1,061,597
                                                                       -----------     ------------
Total assets                                                           $17,653,319     $19,467,438
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   492,645     $   425,077
Management fees payable                                                     58,719          64,703
Accrued expenses                                                            37,763          56,340
                                                                       -----------     ------------
Total liabilities                                                          589,127         546,120
                                                                       -----------     ------------
Commitments
Partners' capital
Limited partners (51,437 and 54,356 units outstanding)                  16,893,408      17,745,997
General partner (520 and 3,600 units outstanding)                          170,784       1,175,321
                                                                       -----------     ------------
Total partners' capital                                                 17,064,192      18,921,318
                                                                       -----------     ------------
Total liabilities and partners' capital                                $17,653,319     $19,467,438
                                                                       -----------     ------------
                                                                       -----------     ------------
Net asset value per limited and general partnership unit
  (``Units'')                                                          $    328.43     $    326.48
                                                                       -----------     ------------
                                                                       -----------     ------------
- ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   Six months ended             Three months ended
                                                       June 30,                      June 30,
                                              --------------------------     -------------------------
                                                 1996           1995           1996           1995
- ------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity
  transactions                                $1,121,959     $ 7,796,130     $ 849,490     $ 5,330,977
Change in net unrealized gain on open
  commodity positions                           (186,028)     (1,324,524)     (112,793)     (4,086,739)
Interest from U.S Treasury bills                 358,717         408,988       170,645         237,301
                                              ----------     -----------     ---------     -----------
                                               1,294,648       6,880,594       907,342       1,481,539
                                              ----------     -----------     ---------     -----------
EXPENSES
Commissions                                      820,460         814,347       389,392         454,111
Management fees                                  366,461         383,171       174,784         206,334
Incentive fees                                        --         268,499            --          84,709
General and administrative                        23,305          38,390         1,928          19,062
                                              ----------     -----------     ---------     -----------
                                               1,210,226       1,504,407       566,104         764,216
                                              ----------     -----------     ---------     -----------
Net income                                    $   84,422     $ 5,376,187     $ 341,238     $   717,323
                                              ----------     -----------     ---------     -----------
                                              ----------     -----------     ---------     -----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                              $   96,950     $ 5,073,585     $ 337,823     $   675,361
                                              ----------     -----------     ---------     -----------
                                              ----------     -----------     ---------     -----------
General partner                               $  (12,528)    $   302,602     $   3,415     $    41,962
                                              ----------     -----------     ---------     -----------
                                              ----------     -----------     ---------     -----------
NET INCOME PER WEIGHTED AVERAGE LIMITED
AND GENERAL PARTNERSHIP UNIT
Net income per weighted average limited
  and general partnership unit                $     1.52     $     85.41     $    6.38     $     11.66
                                              ----------     -----------     ---------     -----------
                                              ----------     -----------     ---------     -----------
Weighted average number of limited and
  general partnership units outstanding           55,707          62,944        53,457          61,539
                                              ----------     -----------     ---------     -----------
                                              ----------     -----------     ---------     -----------
- ------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                             LIMITED        GENERAL
                                                UNITS       PARTNERS        PARTNER          TOTAL
- -----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995            57,956     $17,745,997     $1,175,321     $18,921,318
Net income (loss)                                               96,950        (12,528)         84,422
Redemptions                                     (5,999)       (949,539)      (992,009)     (1,941,548)
                                                ------     -----------     ----------     -----------
Partners' capital--June 30, 1996                51,957     $16,893,408     $  170,784     $17,064,192
                                                ------     -----------     ----------     -----------
                                                ------     -----------     ----------     -----------
- -----------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Diversified Futures Fund L.P. (the ``Partnership'') as of June 30, 1996 and the results of its operations for the six and three months ended June 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

B. Related Parties

   Seaport Futures Management, Inc. (the ``General Partner'') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services. A portion of the general and administrative expenses of the Partnership for the six and three months ended June 30, 1996 and 1995 was borne by Prudential Securities Incorporated (``PSI'') and its affiliates.

   Costs and expenses charged to the Partnership for these services for the six and three months ended June 30, 1996 and 1995 were:

                                          Six months ended         Three months ended
                                              June 30,                  June 30,
                                        ---------------------     ---------------------
                                          1996         1995         1996         1995
                                        --------     --------     --------     --------
Commissions                             $820,460     $814,347     $389,392     $454,111
Printing services                          5,495        4,140        1,010        2,070
                                        --------     --------     --------     --------
                                        $825,955     $818,487     $390,402     $456,181
                                        --------     --------     --------     --------
                                        --------     --------     --------     --------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses) as of June 30, 1996 and December 31, 1995 were $7,850 and $9,300, respectively.

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission (``CFTC'') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At June 30, 1996 and December 31, 1995, such segregated assets totalled $10,765,534 and $10,874,252, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures trading which totalled $6,557,794 and $8,704,525 at June 30, 1996 and December 31, 1995,
respectively. There are no segregation requirements for assets related to forward trading.

   As of June 30, 1996 and December 31, 1995, all open forward contracts mature within three months, but open futures contracts mature within one year.

   At June 30, 1996 and December 31, 1995, gross contract amounts of open futures and forward contracts are:

                                            June 30 1996     December 31, 1995
                                           --------------    -----------------
Futures Currency Contracts:
  Commitments to purchase                   $  1,915,600       $   3,101,098
  Commitments to sell                       $  2,628,813       $   3,918,450
Forward Currency Contracts:
  Commitments to purchase                   $ 18,642,594       $     275,262
  Commitments to sell                       $ 31,618,473       $  14,967,152
Financial Futures Contracts:
  Commitments to purchase                   $ 68,323,063       $ 198,771,784
  Commitments to sell                       $ 31,482,319       $   9,245,157
Other Futures Contracts:
  Commitments to purchase                   $  2,301,210       $   3,128,616
  Commitments to sell                       $ 12,441,140       $   4,522,406

   The gross contract amounts represent the Partnership's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures or forward contract). The gross contract amounts significantly exceed the future cash requirements as the Partnership intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Partnership considers the ``fair value'' of its futures and forward contracts to be the net unrealized gain or loss on the contracts (plus premiums on options). Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with the Partnership's commitments to purchase commodities is limited to the gross contract amounts involved, while the market risk associated with its commitments to sell is unlimited since the Partnership's potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

   At June 30, 1996 and December 31, 1995, the fair values of futures and forward contracts were:

                                             June 30, 1996                December 31, 1995
                                       --------------------------     --------------------------
                                               Fair Value                     Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $       --      $  103,206     $  361,913      $       --
     Currencies                            46,765           6,162         10,305           7,450
     Other                                449,875          16,166        304,613           2,955
  Foreign exchanges
     Financial                            207,720          42,014        507,205           6,565
     Other                                  9,542             776          7,120           1,250
Forward Contracts:
     Currencies                           386,973          56,982        171,400         282,739
                                       ----------     -----------     ----------     -----------
                                       $1,100,875      $  225,306     $1,362,556      $  300,959
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the average fair value of futures and forward contracts during the six months ended June 30, 1996 and 1995, respectively.

                                            Six months ended               Six months ended
                                             June 30, 1996                  June 30, 1995
                                       --------------------------     --------------------------
                                           Average Fair Value             Average Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  373,188      $   17,376     $  311,172     $    10,228
     Currencies                            58,529           5,740        165,766          34,667
     Other                                192,458          52,453        379,474          51,031
  Foreign exchanges
     Financial                            353,706          53,279        530,935          29,631
     Other                                  7,623           4,107          2,954           2,131
Forward Contracts:
     Currencies                           617,035         254,767      1,572,788         401,161
                                       ----------     -----------     ----------     -----------
                                       $1,602,539      $  387,722     $2,963,089     $   528,849
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the average fair value of futures and forward contracts during the three months ended June 30, 1996 and 1995, respectively.

                                           Three months ended             Three months ended
                                             June 30, 1996                  June 30, 1995
                                       --------------------------     --------------------------
                                           Average Fair Value             Average Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  382,913      $   29,227     $  274,641     $    12,219
     Currencies                            46,689           3,304        229,729          43,468
     Other                                219,305          28,498        192,868          83,511
  Foreign exchanges
     Financial                            172,555          61,949        423,388          32,664
     Other                                  8,234           6,799          2,326           3,107
Forward Contracts:
     Currencies                           842,284         420,236      2,888,254         533,750
                                       ----------     -----------     ----------     -----------
                                       $1,671,980      $  550,013     $4,011,206     $   708,719
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures and forward contracts during the six months ended June 30, 1996 and 1995, respectively.

                                  Six months ended June 30, 1996                    Six months ended June 30, 1995
                           ---------------------------------------------     ---------------------------------------------
                                             Change in                                         Change in
                           Net Realized         Net                          Net Realized         Net
                              Gains          Unrealized                         Gains          Unrealized
                             (Losses)       Gains/Losses        Total          (Losses)       Gains/Losses        Total
                           ------------     ------------     -----------     ------------     ------------     -----------
Futures Contracts:
  Domestic exchanges
     Financial             $  1,116,688      $ (465,119)     $   651,569      $1,797,781      $  (280,293 )    $ 1,517,488
     Currencies                 141,425          37,748          179,173         494,635           32,418          527,053
     Other                      (53,723)        132,051           78,328         340,134         (551,293 )       (211,159)
  Foreign exchanges
     Financial                 (761,733)       (334,934)      (1,096,667)      2,374,889         (610,398 )      1,764,491
     Other                       (7,555)          2,896           (4,659)         (8,361)           1,275           (7,086)
Forward Contracts:
     Currencies                 686,857         441,330        1,128,187       2,797,052           83,767        2,880,819
                           ------------     ------------     -----------     ------------     ------------     -----------
                           $  1,121,959      $ (186,028)     $   935,931      $7,796,130      $(1,324,524 )    $ 6,471,606
                           ------------     ------------     -----------     ------------     ------------     -----------
                           ------------     ------------     -----------     ------------     ------------     -----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures and forward contracts during the three months ended June 30, 1996 and 1995, respectively.

                                Three months ended June 30, 1996                 Three months ended June 30, 1995
                           -------------------------------------------     ---------------------------------------------
                                             Change in                                       Change in
                           Net Realized         Net                        Net Realized         Net
                              Gains          Unrealized                       Gains          Unrealized
                             (Losses)       Gains/Losses       Total         (Losses)       Gains/Losses        Total
                           ------------     ------------     ---------     ------------     ------------     -----------
Futures Contracts:
  Domestic exchanges
     Financial              $  791,844       $ (619,663)     $ 172,181      $1,060,500      $   (26,681)     $ 1,033,819
     Currencies                 65,930           17,781         83,711         251,382         (385,414)        (134,032)
     Other                     227,015          341,889        568,904        (194,251)         (11,385)        (205,636)
  Foreign exchanges
     Financial                (766,990)         (75,909)      (842,899)      1,238,010         (352,583)          885,427
     Other                      (9,859)          14,864          5,005           2,686            5,347             8,033
Forward Contracts:
     Currencies                541,550          208,245        749,795       2,972,650       (3,316,023)         (343,373)
                           ------------     ------------     ---------     ------------     ------------     -----------
                            $  849,490       $ (112,793)     $ 736,697      $5,330,977      $(4,086,739)      $ 1,244,238
                           ------------     ------------     ---------     ------------     ------------     -----------
                           ------------     ------------     ---------     ------------     ------------     -----------

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

   At June 30, 1996, 100% of the Partnership's total net assets were allocated to commodities trading. A significant portion of net assets was held in U.S. Treasury bills (which represented approximately 76% of net assets at June 30, 1996 prior to redemptions payable) and cash which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Redemptions by limited partners recorded for the six and three months ended June 30, 1996 were $949,539 and $487,719, respectively. Redemptions by the general partner recorded for the corresponding periods were $992,009 and $4,926, respectively. Redemptions by limited partners and the general partner from commencement of operations (October 19, 1988) through June 30, 1996 totalled $38,319,326 and $992,019, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Results of Operations

   The net asset value per Unit as of June 30, 1996 was $328.43, an increase of 0.60% from the December 31, 1995 net asset value per Unit of $326.48.

   The Partnership's performance was positive in the month of April. Profits were earned in the currencies, stock indices, energies, grains and metals sectors. Losses were incurred in the financials and softs sectors. The U.S. dollar was the currency of choice in world markets as relatively high U.S. bond yields attracted investors. Profits in the currencies sector were reaped from positions in the German mark and Swiss franc as the dollar's position in world currency markets was boosted by bearish economic news from Germany. Prices soared in crude oil as refiners rushed to meet the summertime demand for gasoline. Positions in the Nikkei were profitable as the stock indices sector received support from institutional buyers lured into the equities market by deregulation. A run-up in commodity prices occurred in April which generated profits and positions in corn benefited from expectations of a poor wheat crop. Profits were generated in gold and silver although metals markets in general remained trendless. Except for the U.S. sector, positions in interest rates were unprofitable as global markets responded to the threat of U.S. inflation.

   The Partnership's performance was negative in the month of May. Profits earned in the currencies and grains sectors were offset by losses in the stock indices, financials, energies, metals and softs sectors. Among the factors affecting foreign exchange markets in May were the continued strength of the U.S. dollar against most major currencies and a comparatively vigorous U.S. economy. Gains were made in Swiss franc and Australian dollar positions. In the grains sector, export demand was strong and worries about weather conditions for spring planting replaced earlier concerns about devastated winter crops. Profits in corn positions offset losses taken in soybeans. In the financials sector, bond markets remained volatile as investors struggled to interpret conflicting U.S. economic reports out of Washington. Losses were taken in Japanese and British bond positions. In the energies sector, political pressure and prospects of increasing supply brought crude oil and heating oil prices down making positions in both unprofitable. In base metals, copper prices declined on increased selling in the Far East and market expectations that a copper surplus could occur in the second half of this year.

   The Partnership's performance was positive in the month of June. Profits were reaped in the metals, currencies, softs and energies sectors. Losses were incurred in the financials, grains and stock indices sectors. Metals markets were impacted by repercussions from the Sumitomo copper trading losses, providing profits in copper positions. Profits were also reaped in gold and silver positions as the world supply of gold increased and both gold and silver prices continued their downward trends. In the currency markets, the U.S. dollar reached a 28-month high against the Japanese yen early in June, ending down somewhat at month's end as investors turned to higher yielding currencies such as the British pound. Positions in the Japanese yen and British pound were profitable. In the energies sector, positions in crude and heating oil were profitable despite threats to world oil supplies in light of renewed tension between Iraq and the UN's inspection team and the bombing of the U.S. military base in Saudi Arabia. Crude oil prices rose close to $1.50, reflecting continued inventory shortages. Slight losses were incurred in the financial sectors as trading was more difficult in global bond and stock index markets where trendless price patterns prevailed.

   Interest income from U.S. Treasury bills decreased by approximately $50,000 and $67,000 for the six and three months ended June 30, 1996 as compared to the corresponding periods in 1995 primarily due to decreases in funds available for investment in U.S. Treasury bills as a result of redemptions and a decline in interest rates in 1996.

   Commissions are calculated on the Partnership's net asset value on the first day of each month and, therefore, vary monthly according to trading performance and redemptions. Accordingly, they must be compared to the fluctuations in the monthly net asset values. Commissions increased by approximately $6,000 but decreased by approximately $65,000 for the six and three months ended June 30, 1996 as compared to the corresponding periods in 1995. The six month increase was primarily due to increasing monthly net asset values as a result of strong trading performance during February 1995 through April 1995. The three month decrease was primarily the result of redemptions.

   All trading decisions for the Partnership are made by John W. Henry & Co., Inc. (the ``Trading Manager''). Management fees are calculated on the Partnership's net asset value at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $17,000 and $32,000 for the six and three months ended June 30, 1996 as compared to the corresponding periods in 1995 primarily due to redemptions.

   Incentive fees are based on the New High Net Trading Profits as defined in the Advisory Agreement, as amended, between the Partnership, the General Partner and the Trading Manager. No incentive fees were earned for the six and three months ended June 30, 1996. Incentive fees for the six and three months ended June 30, 1995 were approximately $269,000 and $85,000 respectively.

   General and administrative expenses include audit, tax and legal fees as well as printing and postage costs. General and administrative expenses decreased by approximately $15,000 and $17,000 for the six and three months ended June 30, 1996 as compared to the corresponding periods in 1995 primarily due to the timing of certain expense accruals recorded in the respective periods.

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

            (b) Reports on Form 8-K--Registrant's Current Report on Form 8-K
                dated May 14, 1996, as filed with the Securities and Exchange Commission on May 16, 1996, relating to Item 4 regarding the change in the Registrant's certifying accountant from Deloitte & Touche LLP to Price Waterhouse LLP.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner
     By: /s/ Steven Carlino                       Date: August 14, 1996
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant