Form 10-Q
period 1996-09-30
PRUDENTIAL BACHE DIVERSIFIED FUTURES FUND L P
filed 1996-11-14
CIK 833225

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter ended September 30, 1996

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1996              1995
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 2,677,056      $ 3,783,451
U.S. Treasury bills, at amortized cost                                  12,619,731       14,622,390
Net unrealized gain on open commodity positions                          2,108,135        1,061,597
                                                                      -------------     ------------
Total assets                                                           $17,404,922      $19,467,438
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   358,866      $   425,077
Management fees payable                                                     57,840           64,703
Accrued expenses                                                            53,021           56,340
                                                                      -------------     ------------
Total liabilities                                                          469,727          546,120
                                                                      -------------     ------------
Commitments
Partners' capital
Limited partners (50,362 and 54,356 units outstanding)                  16,765,748       17,745,997
General partner (509 and 3,600 units outstanding)                          169,447        1,175,321
                                                                      -------------     ------------
Total partners' capital                                                 16,935,195       18,921,318
                                                                      -------------     ------------
Total liabilities and partners' capital                                $17,404,922      $19,467,438
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general partnership unit
  (``Units'')                                                          $    332.90      $    326.48
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

                 The accompanying notes are an integral part of these statements

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   Nine months ended             Three months ended
                                                     September 30,                 September 30,
                                               --------------------------     ------------------------
                                                  1996           1995            1996          1995
------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                                 $  529,613     $ 7,772,781     $ (592,346)    $ (23,349)
Change in net unrealized gain/loss on open
  commodity positions                           1,046,538      (1,865,362)     1,232,566      (540,838)
Interest from U.S Treasury bills                  525,530         631,477        166,813       222,489
                                               ----------     -----------     ----------     ---------
                                                2,101,681       6,538,896        807,033      (341,698)
                                               ----------     -----------     ----------     ---------
EXPENSES
Commissions                                     1,197,871       1,249,757        377,411       435,410
Management fees                                   535,529         574,019        169,068       190,848
Incentive fees                                         --         268,499             --            --
General and administrative                         53,990          61,182         30,685        22,792
                                               ----------     -----------     ----------     ---------
                                                1,787,390       2,153,457        577,164       649,050
                                               ----------     -----------     ----------     ---------
Net income (loss)                              $  314,291     $ 4,385,439     $  229,869     $(990,748)
                                               ----------     -----------     ----------     ---------
                                               ----------     -----------     ----------     ---------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                               $  324,494     $ 4,142,172     $  227,544     $(931,413)
                                               ----------     -----------     ----------     ---------
                                               ----------     -----------     ----------     ---------
General partner                                $  (10,203)    $   243,267     $    2,325     $ (59,335)
                                               ----------     -----------     ----------     ---------
                                               ----------     -----------     ----------     ---------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit         $     5.77     $     70.73     $     4.42     $  (16.48)
                                               ----------     -----------     ----------     ---------
                                               ----------     -----------     ----------     ---------
Weighted average number of limited and
  general partnership units outstanding            54,454          62,000         51,949        60,111
                                               ----------     -----------     ----------     ---------
                                               ----------     -----------     ----------     ---------
------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                             LIMITED        GENERAL
                                                UNITS       PARTNERS        PARTNER          TOTAL
-----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995            57,956     $17,745,997     $1,175,321     $18,921,318
Net income (loss)                                              324,494        (10,203)        314,291
Redemptions                                     (7,085)     (1,304,743)      (995,671)     (2,300,414)
                                                ------     -----------     ----------     -----------
Partners' capital--September 30, 1996           50,871     $16,765,748     $  169,447     $16,935,195
                                                ------     -----------     ----------     -----------
                                                ------     -----------     ----------     -----------

-----------------------------------------------------------------------------------------------------

                 The accompanying notes are an integral part of these statements

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Diversified Futures Fund L.P. (the ``Partnership'') as of September 30, 1996 and the results of its operations for the nine and three months ended September 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

B. Related Parties

   Seaport Futures Management, Inc. (the ``General Partner'') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services. A portion of the general and administrative expenses of the Partnership for the nine and three months ended September 30, 1996 and 1995 was borne by Prudential Securities Incorporated (``PSI'') and its affiliates.

   Costs and expenses charged to the Partnership for these services for the nine and three months ended September 30, 1996 and 1995 were:

                                            Nine months ended          Three months ended
                                              September 30,               September 30,
                                        -------------------------     ---------------------
                                           1996           1995          1996         1995
                                        ----------     ----------     --------     --------
Commissions                             $1,197,871     $1,249,757     $377,411     $435,410
Printing services                           10,410          8,940        4,915        4,800
                                        ----------     ----------     --------     --------
                                        $1,208,281     $1,258,697     $382,326     $440,210
                                        ----------     ----------     --------     --------
                                        ----------     ----------     --------     --------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses) as of September 30, 1996 and December 31, 1995 were $13,150 and $9,300, respectively.

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission (``CFTC'') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At September 30, 1996 and December 31, 1995, such segregated assets totalled $10,691,886 and $10,874,252, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $6,508,347 and $8,704,525 at September 30, 1996 and December 31, 1995, respectively. There are no segregation requirements for assets related to forward trading.

   As of September 30, 1996 and December 31, 1995, all open forward contracts mature within three months, but open futures contracts mature within one year.

   At September 30, 1996 and December 31, 1995, gross contract amounts of open futures and forward contracts are:

                                           September 30, 1996    December 31, 1995
                                           ------------------    -----------------
Futures Currency Contracts:
  Commitments to purchase                     $  1,928,633         $   3,101,098
  Commitments to sell                         $  2,819,438         $   3,918,450
Forward Currency Contracts:
  Commitments to purchase                     $ 25,017,679         $     275,262
  Commitments to sell                         $ 30,529,896         $  14,967,152
Financial Futures Contracts:
  Commitments to purchase                     $208,854,799         $ 198,771,784
  Commitments to sell                         $  7,151,563         $   9,245,157
Other Futures Contracts:
  Commitments to purchase                     $  1,954,313         $   3,128,616
  Commitments to sell                         $ 21,150,610         $   4,522,406

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

   At September 30, 1996 and December 31, 1995, the fair values of futures and forward contracts were:

                                           September 30, 1996             December 31, 1995
                                       --------------------------     --------------------------
                                               Fair Value                     Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $    7,200      $  160,344     $  361,913      $       --
     Currencies                            67,620              --         10,305           7,450
     Other                                523,570          24,348        304,613           2,955
  Foreign exchanges
     Financial                          1,530,091          51,547        507,205           6,565
     Other                                 11,830             626          7,120           1,250
Forward Contracts:
     Currencies                           330,462         125,773        171,400         282,739
                                       ----------     -----------     ----------     -----------
                                       $2,470,773      $  362,638     $1,362,556      $  300,959
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the average fair value of futures and forward contracts during the nine months ended September 30, 1996 and 1995, respectively.

                                       Nine months ended             Nine months ended
                                       September 30, 1996             September 30, 1995
                                    --------------------------     --------------------------
                                       Average Fair Value             Average Fair Value
                                    --------------------------     --------------------------
                                       Assets      Liabilities       Assets       Liabilities
                                    ----------     -----------     ----------     -----------
Futures Contracts:
Domestic exchanges
Financial                             $263,912       $58,175          $225,371         $21,761
Currencies                              48,253         4,437           172,145          35,259
Other                                  219,340        54,824           306,279          51,665
Foreign exchanges
Financial                              574,394        55,438           419,575          39,134
Other                                    8,437         3,968             3,622           4,008
Forward Contracts:
Currencies                             683,817        413,749         1,484,358        675,237
                                       ----------     -----------     ----------     -----------
                                       $1,798,153     $590,591        $2,611,350      $827,064
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the average fair value of futures and forward contracts during the three months ended September 30, 1996 and 1995, respectively.

                                       Three months ended             Three months ended
                                       September 30, 1996             September 30, 1995
                                     --------------------------     --------------------------
                                       Average Fair Value             Average Fair Value
                                     --------------------------     --------------------------
                                       Assets       Liabilities       Assets       Liabilities
                                     ----------     -----------     ----------     -----------
Futures Contracts:
Domestic exchanges
Financial                                $16,527        $129,180         $75,310        $42,341
Currencies                                39,639           5,550         144,490         27,481
Other                                    324,018          34,861         144,814         45,714
Foreign exchanges
Financial                              1,119,437          31,462         140,084         67,794
Other                                      9,756             588           5,432          6,752
Forward Contracts:
Currencies                               318,205         231,807         239,426        309,360
                                       ----------     -----------     ----------     -----------
                                       $1,827,582       $433,448        $749,556       $499,442
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures and forward contracts during the nine months ended September 30, 1996 and 1995, respectively.

                               Nine months ended September 30, 1996             Nine months ended September 30, 1995
                           --------------------------------------------     ---------------------------------------------
                                             Change in                                        Change in
                           Net Realized         Net                         Net Realized         Net
                              Gains          Unrealized                        Gains          Unrealized
                             (Losses)       Gains/Losses       Total          (Losses)       Gains/Losses        Total
                           ------------     ------------     ----------     ------------     ------------     -----------
Futures Contracts:
  Domestic exchanges
     Financial              $  497,906       $ (515,057)     $  (17,151)     $1,493,175      $  (463,550 )    $ 1,029,625
     Currencies                 86,623           64,765         151,388       1,549,129          (57,552 )      1,491,577
     Other                     138,463          197,564         336,027         (18,355)        (604,625 )       (622,980)
  Foreign exchanges
     Financial                (232,024)         977,904         745,880       1,973,027         (507,506 )      1,465,521
     Other                      (3,005)           5,334           2,329         (21,247)          (3,162 )        (24,409)
Forward Contracts:
     Currencies                 41,650          316,028         357,678       2,797,052         (228,967 )      2,568,085
                           ------------     ------------     ----------     ------------     ------------     -----------
                            $  529,613       $1,046,538      $1,576,151      $7,772,781      $(1,865,362 )    $ 5,907,419
                           ------------     ------------     ----------     ------------     ------------     -----------
                           ------------     ------------     ----------     ------------     ------------     -----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures and forward contracts during the three months ended September 30, 1996 and 1995, respectively.

                              Three months ended September 30, 1996             Three months ended September 30, 1995
                           --------------------------------------------     ---------------------------------------------
                                             Change in                                        Change in
                           Net Realized         Net                         Net Realized         Net
                              Gains          Unrealized                        Gains          Unrealized
                             (Losses)       Gains/Losses       Total          (Losses)       Gains/Losses        Total
                           ------------     ------------     ----------     ------------     ------------     -----------
Futures Contracts:
  Domestic exchanges
     Financial              $ (618,782)      $  (49,937)     $ (668,719)     $ (304,606)      $ (183,257)      $ (487,863)
     Currencies                (54,802)          27,017         (27,785)      1,054,494          (89,970)         964,524
     Other                     192,186           65,513         257,699        (358,489)         (53,332)        (411,821)
  Foreign exchanges
     Financial                 529,709        1,312,838       1,842,547        (401,862)         102,892         (298,970)
     Other                       4,550            2,437           6,987         (12,886)          (4,437)         (17,323)
Forward Contracts:
     Currencies               (645,207)        (125,302)       (770,509)             --         (312,734)        (312,734)
                           ------------     ------------     ----------     ------------     ------------     -----------
                            $ (592,346)      $1,232,566      $  640,220      $  (23,349)      $ (540,838)      $ (564,187)
                           ------------     ------------     ----------     ------------     ------------     -----------
                           ------------     ------------     ----------     ------------     ------------     -----------

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

   At September 30, 1996, 100% of the Partnership's total net assets were allocated to commodities trading. A significant portion of net assets was held in U.S. Treasury bills (which represented approximately 73% of net assets at September 30, 1996 prior to redemptions payable) and cash which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Redemptions by limited partners recorded for the nine and three months ended September 30, 1996 were $1,304,743 and $355,204, respectively. Redemptions by the general partner recorded for the corresponding periods were $995,671 and $3,662, respectively. Redemptions by limited partners and the general partner from commencement of operations (October 19, 1988) through September 30, 1996 totalled $38,674,530 and $995,681, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Results of Operations

   The net asset value per Unit as of September 30, 1996 was $332.90, an increase of 1.97% from the December 31, 1995 net asset value per Unit of $326.48.

   The Partnership's performance was negative in the month of July. Profits reaped in the financials, softs and energies sectors were offset by losses in the metals, currencies, stock indices and grains sectors. In the financials sector, profits were reaped in long positions in Australian, German, British and French bonds. Whipsawed by a volatile U.S. stock market, global bond markets recovered somewhat by month's end as reports indicated a slowing U.S. economy. In the softs sector, gains in coffee, soybean oil and sugar were offset by losses in corn as rainy weather improved the outlook for this largely Midwestern crop, thereby lowering prices. In the energies sector, reports that the U.S. was about to endorse procedures for the implementation of the Iraqi/U.N. oil sales agreement pushed crude oil prices down, but prices firmed by month's end proving profitable for long positions in heating and light crude oil. In the metals sector, short positions in gold, silver, copper and aluminum proved unprofitable. In foreign exchange markets, the U.S. dollar lost ground against the German mark and the Japanese yen as the prospect for a hike in U.S. interest rates seemed more unlikely. The Partnership profited from German mark positions but incurred losses in the Japanese yen and Swiss franc positions. The weakness in the U.S. stock market negatively impacted both European and Asian stock markets and trading in stock indices was unprofitable.

   The Partnership's performance was slightly negative in the month of August. Profits reaped in the financials, energies and stock indices sectors were offset by losses in the currencies, metals, softs and grains sectors. Trading was thin in both the financial and commodity markets as summer holidays lowered participation. In the financial markets, investors were reluctant to take positions prior to key month-end economic reports and central bank policy decision meetings. Positions in Japanese, Australian and German bonds were profitable. In the energies sector, profits in heating and light crude oil were reaped on an uptrend. Crude oil prices reached $23.26 per barrel amid continued supply concerns and increasing demands from developing nations. In the currencies sector, the U.S. dollar, German mark and Japanese yen fluctuated as investors responded to various economic reports and policy decisions on interest rates. Positions in the Australian dollar, British pound and Swiss franc were unprofitable. Losses were also incurred in the agricultural markets, where prices of corn, cotton, and coffee were buffeted by shifting weather patterns and concerns over late development of crops. The Partnership's positions in gold, silver, coffee, cotton, corn and soybean oil were unprofitable.

   The Partnership's performance was positive in the month of September. Profits reaped in the financials, metals, energies and grain sectors offset losses in the stock indices, currencies and softs sectors. In the financials sector, positions in German, Italian, French and Japanese bonds were profitable. Bond markets remained unsettled for much of the month, prior to the U.S. Federal Reserve Board's policy committee meeting on interest rates. The decision to leave short-term interest rates at current levels coupled with the increasing pressure in Europe and Japan to keep rates low influenced central banks to move assets into the higher yielding U.S. bond market. In the metals sector, positions in silver, aluminum, and gold were profitable. Lower demand for gold fabrication and the prospects for gold sales by central banks and the International Monetary Fund (IMF) pushed gold prices down. In the energies sector, the price of heating oil reached its highest level in five years amid worries that Middle East hostilities could threaten supplies just as winter approaches in the U.S. with stockpiles at historically low levels. In the currencies sector, profits in Japanese yen positions were offset by losses in Australian dollar, German mark and Swiss franc positions. Given the expressed support of G-7 heads of state and finance ministers, the U.S. dollar dominated world markets.

   Interest income from U.S. Treasury bills decreased by approximately $106,000 and and $56,000 for the nine and three months ended September 30, 1996 as compared to the corresponding periods in 1995 primarily due to a decrease in funds available for investment in U.S. Treasury bills as a result of redemptions and a decline in interest rates in 1996.

   Commissions are calculated on the Partnership's net asset value on the first day of each month and, therefore, vary monthly according to trading performance and redemptions. Accordingly, they must be compared to the fluctuations in the monthly net asset values. Commissions decreased by approximately $52,000 and $58,000 for the nine and three months ended September 30, 1996 as compared to the corresponding periods in 1995 primarily due to redemptions.

   All trading decisions for the Partnership are made by John W. Henry & Co., Inc. (the ``Trading Manager''). Management fees are calculated on the Partnership's net asset value at the end of the month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $38,000 and $22,000 for the nine and three months ended September 30, 1996 as compared to the corresponding periods in 1995 primarily due to redemptions.

   Incentive fees are based on the New High Net Trading Profits as defined in the Advisory Agreement, as amended, between the Partnership, the General Partner and the Trading Manager. No incentive fees were earned for the nine months ended September 30, 1996. Incentive fees earned for the nine months ended September 30, 1995 were approximately $269,000. No incentive fees were earned for the three months ended September 30, 1995.

   General and administrative expenses include audit, tax and legal fees as well as printing and postage costs. General and administrative expenses decreased by approximately $7,000 but increased by approximately $8,000 for the nine and three months ended September 30, 1996 as compared to the corresponding periods in 1995 primarily due to the timing of certain expense accruals recorded in the respective periods.

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

PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner
     By: /s/ Steven Carlino                       Date: November 14, 1996
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant