Form 10-K
period 1996-12-31
PRUDENTIAL BACHE DIVERSIFIED FUTURES FUND L P
filed 1997-03-28
CIK 833225

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-17592

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                              13-3464456
--------------------------------------------------------------------------------
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification No.)

One New York Plaza, 14th Floor, New York, New York            10292
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (212) 778-7866

Securities registered pursuant to Section 12(b) of the Act:
                                               None
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:
                              Units of Limited Partnership Interest
--------------------------------------------------------------------------------
                                         (Title of class)

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

   Annual Report to Limited Partners for the year ended December 31, 1996 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                                Index to exhibits can be found on pages 7 and 8.

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

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partner and its affiliates pursuant to the Partnership Agreement. See Notes A, C and D to the Registrant's annual report to limited partners for the year ended December 31, 1996 (``Registrant's 1996 Annual Report'') which is filed as an exhibit hereto.

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

Item 4. Submission of Matters to a Vote of Limited Partners

   None

                                    PART II

Item 5. Market for the Registrant's Units and Related Limited Partner Matters

   As of March 3, there were 695 holders of record owning 47,972 Units which include 480 units of general partnership interest. A significant secondary market for the Units has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Partnership Agreement limiting the ability of a partner to transfer Units. The Partnership Agreement does, however, provide that a limited partner may only redeem its units as of the last business day of any full calendar quarter at the then current net asset value per Unit reduced by each Unit's pro rata portion of unamortized organizational costs. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. No distributions have been made since inception and no distributions are anticipated in the future.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 9 of the Registrant's 1996 Annual Report which is filed as an exhibit hereto.

                                                      Year ended December 31,
                                --------------------------------------------------------------------
                                   1996          1995          1994           1993          1992
                                -----------   -----------   -----------   ------------   -----------
Net realized gain on
  commodity transactions......  $ 6,922,228   $ 7,694,647   $   195,099   $  6,760,365   $ 7,098,724
                                -----------   -----------   -----------   ------------   -----------
                                -----------   -----------   -----------   ------------   -----------
Change in net unrealized gain
  on open commodity
  positions...................  $  (546,204)  $  (460,239)  $   215,941   $    654,157   $(7,880,542)
                                -----------   -----------   -----------   ------------   -----------
                                -----------   -----------   -----------   ------------   -----------
Commissions...................  $ 1,629,113   $ 1,668,063   $ 1,641,756   $  1,667,523   $ 1,543,216
                                -----------   -----------   -----------   ------------   -----------
                                -----------   -----------   -----------   ------------   -----------
Management fees...............  $   745,450   $   763,562   $   727,169   $    763,902   $   681,835
                                -----------   -----------   -----------   ------------   -----------
                                -----------   -----------   -----------   ------------   -----------
Incentive fees................  $   532,138   $   268,499   $   226,735   $    399,990   $   121,252
                                -----------   -----------   -----------   ------------   -----------
                                -----------   -----------   -----------   ------------   -----------
Net income (loss).............  $ 4,107,441   $ 5,284,484   $(1,739,097)  $  4,939,250   $(2,713,190)
                                -----------   -----------   -----------   ------------   -----------
                                -----------   -----------   -----------   ------------   -----------
Allocation of net income
  (loss):
  Limited partners............  $ 4,079,689   $ 4,986,601   $(1,641,114)  $  4,709,119   $(2,632,558)
                                -----------   -----------   -----------   ------------   -----------
                                -----------   -----------   -----------   ------------   -----------
  General partner.............  $    27,752   $   297,883   $   (97,983)  $    230,131   $   (80,632)
                                -----------   -----------   -----------   ------------   -----------
                                -----------   -----------   -----------   ------------   -----------
Net income (loss) per weighted
  average Unit................  $     76.69   $     86.19   $    (25.65)  $      66.05   $    (29.78)
                                -----------   -----------   -----------   ------------   -----------
                                -----------   -----------   -----------   ------------   -----------
Total assets..................  $21,401,289   $19,467,438   $16,120,278   $ 19,612,027   $17,200,931
                                -----------   -----------   -----------   ------------   -----------
                                -----------   -----------   -----------   ------------   -----------
Redemptions...................  $ 3,481,670   $ 2,047,033   $ 1,671,602   $  2,027,435   $ 4,014,399
                                -----------   -----------   -----------   ------------   -----------
                                -----------   -----------   -----------   ------------   -----------
Net asset value per Unit......  $    407.47   $    326.48   $    243.73   $     270.95   $    206.07
                                -----------   -----------   -----------   ------------   -----------
                                -----------   -----------   -----------   ------------   -----------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 10 and 11 of the Registrant's 1996 Annual Report which is filed as an exhibit hereto.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 9 of the Registrant's 1996 Annual Report which is filed as an exhibit hereto.

   Supplementary data specified by Item 302 of Regulation S-K (selected quarterly financial data) is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Reference is made to the Registrant's Current Report on Form 8-K dated May 14, 1996, as filed with the Securities and Exchange Commission on May 16, 1996 regarding the change in the Registrant's certifying accountant from Deloitte & Touche LLP to Price Waterhouse LLP.

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

  JAMES M. KELSO, age 42, is the President and a Director of Seaport Futures Management, Inc. He is a Senior Vice President of Futures Administration of PSI. He is also the President and a Director of Prudential Securities Futures Management Inc. and serves in various capacities for other affiliated companies. He has held several positions within PSI since July 1981.

  BARBARA J. BROOKS, age 48, is the Treasurer and Chief Financial Officer of Seaport Futures Management, Inc. She is a Senior Vice President of PSI. She is also the Treasurer and Chief Financial Officer of Prudential Securities Futures Management Inc. and serves in various capacities for other affiliated companies. She has held several positions within PSI since April 1983. Ms. Brooks is a certified public accountant.

  STEVEN CARLINO, age 33, is a Vice President of Seaport Futures Management, Inc. He is a First Vice President of PSI. He is also a Vice President of Prudential Securities Futures Management Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in October 1992, he was with Ernst & Young for six years. Mr. Carlino is a certified public accountant.

  A. LAURENCE NORTON, JR., age 58, is a Director of Seaport Futures Management, Inc. He is an Executive Vice President of PSI and head of its Futures Division. He is also a Director of Prudential Securities

Futures Management Inc. Most recently, he held the position of Executive Director of Retail Development and Retail Strategies at PSI. Prior to joining PSI in 1991, Mr. Norton was a Senior Vice President and Branch Manager of Shearson Lehman Brothers.

  GUY S. SCARPACI, age 50, is a Director of Seaport Futures Management, Inc. He is a First Vice President of the Futures Division of PSI. He is also a Director of Prudential Securities Futures Management Inc. Mr. Scarpaci has been employed by PSI in positions of increasing responsibility since August 1974.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 3, 1997, no director or officer of the General Partner owns directly or beneficially any interest in the voting securities of the General Partner.

   As of March 3, 1997, no director or officer of the General Partner owns directly or beneficially any of the Units issued by the Registrant.

   As of March 3, 1997, no partner beneficially owns more than five percent (5%) of the outstanding limited partnership units issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the General Partner.

   Reference is made to Notes A, C and D to the financial statements in the Registrant's 1996 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                                            Page in
                                                                                         Annual Report
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)      1.   Financial Statements and Reports of Independent
              Accountants--Incorporated by reference to the Registrant's 1996 Annual
              Report which is filed as an exhibit hereto
              Reports of Independent Accountants:
              Report of Independent Accountants as of December 31, 1996 and for the
              year then ended                                                                  2
              Independent Auditors' Report as of December 31, 1995 and for the years
              ended December 31, 1995 and 1994                                                2A
              Financial Statements:
              Statements of Financial Condition--December 31, 1996 and 1995                    3
              Statements of Operations--Three years ended December 31, 1996                    4
              Statements of Changes in Partners' Capital--Three years ended December
              31, 1996                                                                         4
              Notes to Financial Statements                                                    5
         2.   Financial Statement Schedules
              All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.
         3.   Exhibits
              Description:
        3.1   Agreement of Limited Partnership of the Registrant, dated as of May 25,
        and   1988 as amended and restated as of July 12, 1988 (incorporated by
        4.1   reference to Exhibit 3.1 and 4.1 of Registrant's Annual Report on Form
              10-K for the period ended December 31, 1988)
        4.2   Subscription Agreement (incorporated by reference to Exhibit 4.2 to the
              Registrant's Registration Statement on Form S-1, File No. 33-22100)
        4.3   Request for Redemption (incorporated by reference to Exhibit 4.3 to the
              Registrant's Registration Statement on Form S-1, File No. 33-22100)
       10.1   Escrow Agreement, dated July 14, 1988 among the Registrant, Seaport
              Futures Management, Inc., Prudential-Bache Securities Inc. and Bankers
              Trust Company (incorporated by reference to Exhibit 10.1 of
              Registrant's Annual Report on Form 10-K for the period ended December
              31, 1988)
       10.2   Brokerage Agreement dated October 18, 1988 between the Registrant and
              Prudential-Bache Securities Inc. (incorporated by reference to Exhibit
              10.2 of Registrant's Annual Report on Form 10-K for the period ended
              December 31, 1988)
       10.3   Advisory Agreement dated June 1, 1988 among the Registrant, Seaport
              Futures Management, Inc., and John W. Henry & Co., Inc. (incorporated by reference to Exhibit 10.3 of Registrant's Annual Report on Form 10-K
              for the period ended December 31, 1988)

       10.4   Addendum to Advisory Agreement dated as of July 13, 1988 among the
              Registrant, Seaport Futures Management, Inc., and John W. Henry & Co.,
              Inc. (incorporated by reference to Exhibit 10.4 of Registrant's Annual
              Report on Form 10-K for the period ended December 31, 1988)
       10.5   Representation Agreement Concerning the Registration Statement and the
              Prospectus, dated as of July 14, 1988 among the Registrant, Seaport
              Futures Management, Inc., Prudential-Bache Securities Inc. and John W.
              Henry & Co., Inc. (incorporated by reference to Exhibit 10.5 of
              Registrant's Annual Report on Form 10-K for the period ended December
              31, 1988)
       10.6   Net Worth Agreement, dated as of July 14, 1988 between Seaport Futures
              Management, Inc. and Prudential Securities Group Inc. (incorporated by reference to Exhibit 10.6 of Registrant's Annual Report on Form 10-K
              for the period ended December 31, 1988)
       10.7   Secured Demand Note Collateral Agreement dated as of February 15, 1991 between Seaport Futures Management, Inc. and Prudential Securities
              Group Inc. (incorporated by reference to Exhibit 10.7 of Registrant's
              Annual Report on Form 10-K for the year ended December 31, 1991)
       10.8   Amendment to Advisory Agreement as of June 1, 1988 among the
              Registrant, Seaport Futures Management, Inc., and John W. Henry & Co.,
              Inc. (incorporated by reference to Exhibit 10.8 of Registrant's Annual
              Report on Form 10-K for the year ended December 31, 1993)
       10.9   Form of Foreign Currency Addendum to Brokerage Agreement between the
              Registrant and Prudential Securities Incorporated (incorported by reference to Exhibit 10.9 of the Registrant's Quarterly Report on Form
              10-Q for the period ended March 31, 1996)
         13   Registrant's 1996 Annual Report (with the exception of the information and data incorporated by reference in Items 7 and 8 of this Annual
              Report on Form 10-K, no other information or data appearing in the
              Registrant's 1996 Annual Report is to be deemed filed as part of this report) (filed herewith)
       16.1   Letter dated May 15, 1996 from Deloitte & Touche LLP to the Securities and Exchange Commission regarding change in certifying accountant
              (incorporated by reference to Exhibit 16.1 to the Registrant's Current
              Report on Form 8-K dated May 14, 1996)
       27.1   Financial Data Schedule (filed herewith)
(b)           Reports on Form 8-K
              No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prudential-Bache Diversified Futures Fund L.P.
By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner
     By: /s/ Steven Carlino                          Date: March 27, 1997
     -------------------------------------------
     Steven Carlino
     Vice President and Chief Accounting Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner
     By: /s/ James M. Kelso                            Date: March 27, 1997
     ------------------------------------------
     James M. Kelso
     President and Director

     By: /s/ Barbara J. Brooks                          Date: March 27, 1997
     -------------------------------------------
     Barbara J. Brooks
     Treasurer and Chief Financial Officer

     By: /s/ Steven Carlino                             Date: March 27, 1997
     -------------------------------------------
     Steven Carlino
     Vice President

     By: /s/ A. Laurence Norton, Jr.                    Date: March 27, 1997
     -------------------------------------------
     A. Laurence Norton, Jr.
     Director

     By: /s/ Guy S. Scarpaci                            Date: March 27, 1997
     -------------------------------------------
     Guy S. Scarpaci
     Director
                                       9