Form 10-Q
period 1997-03-31
PRUDENTIAL BACHE DIVERSIFIED FUTURES FUND L P
filed 1997-05-15
CIK 833225

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter ended March 31, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-17592

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                        13-3464456
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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,       December 31,
                                                                          1997              1996
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 4,628,650      $ 4,645,558
U.S. Treasury bills, at amortized cost                                  15,059,908       16,240,338
Net unrealized gain on open commodity positions                            170,368          515,393
                                                                      -------------     ------------
Total assets                                                           $19,858,926      $21,401,289
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   461,733      $ 1,181,254
Incentive fees payable                                                          --          532,138
Management fees payable                                                     65,967           71,105
Accrued expenses                                                            68,779           69,703
                                                                      -------------     ------------
Total liabilities                                                          596,479        1,854,200
                                                                      -------------     ------------
Commitments

Partners' capital
Limited partners (46,380 and 47,492 units outstanding)                  19,069,613       19,351,504
General partner (469 and 480 units outstanding)                            192,834          195,585
                                                                      -------------     ------------
Total partners' capital                                                 19,262,447       19,547,089
                                                                      -------------     ------------
Total liabilities and partners' capital                                $19,858,926      $21,401,289
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general partnership unit ('Units')     $    411.16      $    407.47
                                                                      -------------     ------------
                                                                      -------------     ------------
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

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                             Three months ended
                                                                                 March 31,
                                                                          ------------------------
                                                                             1997          1996
--------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity transactions                               $1,006,952     $ 272,469
Change in net unrealized gain on open commodity positions                   (345,025)      (73,235)
Interest from U.S Treasury bills                                             184,491       188,072
                                                                          ----------     ---------
                                                                             846,418       387,306
                                                                          ----------     ---------

EXPENSES
Commissions                                                                  447,944       431,068
Management fees                                                              200,877       191,677
General and administrative                                                    20,506        21,377
                                                                          ----------     ---------
                                                                             669,327       644,122
                                                                          ----------     ---------
Net income (loss)                                                         $  177,091     $(256,816)
                                                                          ----------     ---------
                                                                          ----------     ---------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                                          $  175,319     $(240,873)
                                                                          ----------     ---------
                                                                          ----------     ---------
General partner                                                           $    1,772     $ (15,943)
                                                                          ----------     ---------
                                                                          ----------     ---------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit                                    $     3.69     $   (4.43)
                                                                          ----------     ---------
                                                                          ----------     ---------
Weighted average number of
  limited and general partnership units outstanding                           47,972        57,956
                                                                          ----------     ---------
                                                                          ----------     ---------
--------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                 UNITS       PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1996             47,972     $19,351,504     $195,585     $19,547,089
Net income                                         --           175,319        1,772         177,091
Redemptions                                      (1,123)       (457,210)      (4,523)       (461,733)
                                                 ------     -----------     --------     -----------
Partners' capital--March 31, 1997                46,849     $19,069,613     $192,834     $19,262,447
                                                 ------     -----------     --------     -----------
                                                 ------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Diversified Futures Fund L.P. (the 'Partnership') as of March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996 (the 'Annual Report').

B. Related Parties

   Seaport Futures Management, Inc. (the 'General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services. A portion of the general and administrative expenses of the Partnership for the three months ended March 31, 1997 and 1996 was borne by Prudential Securities Incorporated ('PSI') and its affiliates.

   Costs and expenses charged to the Partnership for these services for the three months ended March 31, 1997 and 1996 were:

                                         Three months ended
                                              March 31,
                                        ---------------------
                                          1997         1996
                                        --------     --------
Commissions                             $447,944     $431,068
Printing services                          4,426        4,485
                                        --------     --------
                                        $452,370     $435,553
                                        --------     --------
                                        --------     --------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses) as of March 31, 1997 and December 31, 1996 were $4,224 and $4,524, respectively.

   The Partnership maintains its trading and cash accounts at PSI. Approximately 75% of the Partnership's net assets is invested in interest-bearing U.S. Government obligations (primarily U.S. Treasury bills), a significant portion of which is utilized for margin purposes for the Partnership's commodity trading activities. As described in the Annual Report, all commissions for brokerage services are paid to PSI.

   In connection with the Partnership's interbank transactions, PSI engages in foreign currency forward transactions with the Partnership and an affiliate of PSI who, as principal, attempts to earn a profit on the bid-ask spreads (which must be competitive) on any foreign currency forward transactions entered into between the Partnership and PSI, on the one hand, and PSI and such affiliate on the other. In connection with its trading of foreign currencies in the interbank market, PSI may arrange bank lines of credit at major international banks. To the extent such lines of credit are arranged, PSI does not charge the Partnership for maintaining such lines of credit, but requires margin deposits with respect to forward contract transactions.

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

   The General Partner attempts to minimize both credit and market risks by requiring the Partnership's trading manager to abide by various trading limitations and policies. The General Partner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently, PSI is the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. The General Partner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading manager as it, in good faith, deems to be in the best interests of the Partnership.

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At March 31, 1997 and December 31, 1996, such segregated assets totalled $12,455,573 and $14,167,179, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $7,559,088 and $7,047,560 at March 31, 1997 and December 31, 1996, respectively. There are no segregation requirements for assets related to forward trading.

   As of March 31, 1997 and December 31, 1996, all open forward contracts mature within three months, and all open futures contracts mature within one year.

   At March 31, 1997 and December 31, 1996, gross contract amounts of open futures and forward contracts are:

                                           March 31, 1997    December 31, 1996
                                           --------------    -----------------
Futures Currency Contracts:
  Commitments to purchase                   $  1,968,253        $ 1,109,825
  Commitments to sell                       $  2,789,187        $ 1,480,663
Forward Currency Contracts:
  Commitments to purchase                   $    441,085        $20,657,538
  Commitments to sell                       $ 10,064,478        $15,746,034
Financial Futures Contracts:
  Commitments to purchase                   $  9,881,415        $73,942,614
  Commitments to sell                       $ 62,852,877        $24,695,270
Other Futures Contracts:
  Commitments to purchase                   $  1,875,141        $ 1,028,076
  Commitments to sell                       $  1,859,037        $ 9,895,757

   The gross contract amounts represent the Partnership's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures or forward contract). The gross contract amounts significantly exceed the future cash requirements as the Partnership intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Partnership considers the 'fair value' of its futures and forward contracts to be the net unrealized gain or loss on the contracts. Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with the Partnership's commitments to purchase commodities is limited to the gross contract amounts involved, while the market risk associated with its commitments to sell is unlimited since the Partnership's potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

   At March 31, 1997 and December 31, 1996, the fair values of open futures and forward contracts were:

                                            March 31, 1997             December 31, 1996
                                       ------------------------     ------------------------
                                              Fair Value                   Fair Value
                                       ------------------------     ------------------------
                                        Assets      Liabilities      Assets      Liabilities
                                       --------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $184,788      $  --          $  9,450      $   46,687
     Currencies                          10,850           6,898       57,048           1,538
     Other                               97,295          15,980      286,710          14,936
  Foreign exchanges
     Financial                           93,639          37,894      219,373         184,813
     Other                                3,573           3,270        4,236         --
Forward Contracts:
     Currencies                          57,601         213,336      420,042         233,492
                                       --------     -----------     --------     -----------
                                       $447,746      $  277,378     $996,859      $  481,466
                                       --------     -----------     --------     -----------
                                       --------     -----------     --------     -----------

   The following table presents the average fair value of futures and forward contracts during the three months ended March 31, 1997 and 1996, respectively.

                                           Three months ended             Three months ended
                                             March 31, 1997                 March 31, 1996
                                       --------------------------     --------------------------
                                           Average Fair Value             Average Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $   52,410      $   20,958     $  402,598      $    4,500
     Currencies                            51,784           6,329         61,748           7,048
     Other                                274,477          12,858        147,984          70,827
  Foreign exchanges
     Financial                            227,840          68,325        516,631          41,085
     Other                                  4,043           1,029          5,724           2,531
Forward Contracts:
     Currencies                           633,074         329,411        605,102         362,745
                                       ----------     -----------     ----------     -----------
                                       $1,243,628      $  438,910     $1,739,787      $  488,736
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures and forward contracts during the three months ended March 31, 1997 and 1996, respectively.

                                Three months ended March 31, 1997                Three months ended March 31, 1996
                           -------------------------------------------     ---------------------------------------------
                                             Change in                                       Change in
                           Net Realized         Net                        Net Realized         Net
                              Gains          Unrealized                       Gains          Unrealized
                             (Losses)       Gains/Losses       Total         (Losses)       Gains/Losses        Total
                           ------------     ------------     ---------     ------------     ------------     -----------
Futures Contracts:
  Domestic exchanges
     Financial              $ (288,506)     $   222,025      $ (66,481)     $  324,844       $  154,544       $  479,388
     Currencies                 86,898          (51,558 )       35,340          75,495           19,967           95,462
     Other                     240,838         (190,459 )       50,379        (280,738)        (209,838)        (490,576)
  Foreign exchanges
     Financial                  36,896           21,185         58,081           5,257         (259,025)        (253,768)
     Other                       3,147           (3,933 )         (786)          2,304          (11,968)          (9,664)
Forward Contracts:
     Currencies                927,679         (342,285 )      585,394         145,307          233,085          378,392
                           ------------     ------------     ---------     ------------     ------------     -----------
                            $1,006,952      $  (345,025 )    $ 661,927      $  272,469       $  (73,235)      $  199,234
                           ------------     ------------     ---------     ------------     ------------     -----------
                           ------------     ------------     ---------     ------------     ------------     -----------

D. Subsequent Events

   All trading decisions for the Partnership are made by John W. Henry & Co., Inc. (the 'Trading Manager'). As of April 1, 1997, the General Partner reallocated assets previously traded pursuant to the Trading Manager's Global Diversified and International Foreign Exchange Portfolios to its World Financial Perspective Portfolio, increasing the percentage of the Partnership's assets allocated to that Portfolio by 10%. Additionally, the General Partner reallocated $2 million previously traded pursuant to the Trading Manager's Financial and Metals Portfolio to its Original Investment Portfolio, also increasing the percentage of the Partnership's assets allocated to that Portfolio by 10%.

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

   At March 31, 1997, 100% of the Partnership's total net assets were allocated to commodities trading (the 'Net Asset Value'). A significant portion of the Net Asset Value was held in U.S. Treasury bills (which represented approximately 76% of the Net Asset Value at March 31, 1997 prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

   The percentage that U.S. Treasury bills bear to the net assets varies each day, and from month to month, as the market values of commodity interests change. The balance of the net assets is held in cash. All interest earned on the Partnership's interest-bearing funds is paid to the Partnership.

   The commodities contracts are subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as 'daily limits.' During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

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

   Redemptions by limited partners and the general partner recorded for the three months ended March 31, 1997 were $457,210 and $4,523, respectively. Redemptions by limited partners and the general partner from commencement of operations (October 19, 1988) through March 31, 1997 totalled $40,301,179 and $1,012,011, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

   As of April 1, 1997, the general partner reallocated assets previously traded pursuant to the Trading Manager's Global Diversified and International Foreign Exchange Portfolios to its World Financial Perspective Portfolio, increasing the percentage of the Partnership's assets allocated to that Portfolio by 10%. Additionally, the general partner reallocated $2 million previously traded pursuant to the Trading Manager's Financial and Metals Portfolio to its Original Investment Portfolio, also increasing the percentage of the Partnership's assets allocated to that Portfolio by 10%.

Results of Operations

   The Net Asset Value per Unit as of March 31, 1997 was $411.16, an increase of 0.91% from the December 31, 1996 Net Asset Value per Unit of $407.47.

   January's positive performance resulted from profits earned in the metal, currency, financial and stock index sectors. The energy, grain and soft sectors incurred losses. In the metal sector, the Partnership profited when gold prices declined to October 1993 levels as investors shifted assets into the booming equity markets. Copper and aluminum positions posted gains as well. In the currency markets investors remained focused on economic fundamentals which pushed the U.S. dollar to new highs against the Japanese yen. The German mark also declined against the dollar as investors became cautious in the face of bearish news on the German economy. Political realities took their toll on the British pound, as prospects for an interest rate hike in Britain weakened causing the pound to fall. Japanese yen, German mark, Swiss franc and French franc positions were profitable with losses posted in the British pound. In the financial sector, the U.S. government bond market was volatile as economic data revived inflation concerns resulting in losses for the Partnership. German, Italian, French, Australian and Japanese bond positions were profitable. In the energy sector, crude oil prices were volatile caused by the quirky structure of the U.N./Iraq oil agreement which exaggerated market movements, both up and down. As a result, heating oil and light crude oil positions posted losses.

   February's negative performance resulted from losses incurred in the metal, financial, stock index and energy sectors. Profits were earned in the currency, soft and grain sectors. In the metal sector, gold prices rose as the lowest spot prices since 1993 rekindled demand. Gold also spiked higher on reports that the European Union would not condone the sale of gold reserves by central banks to reduce government budget deficits. As a result, short positions in gold were unprofitable. In the financial sector, U.S., Australian and Japanese bond positions posted losses. Continued speculation on the direction of interest rates fueled volatility in the global interest rate markets. Early in the month, the central banks of Germany, England and the U.S. announced their intention to keep rates stable, but speculation continued as the focus in the U.S. turned immediately to the Federal Reserve's next policy committee meeting in March. Despite the best efforts of the G-7 nations to talk the U.S. dollar down from its lofty peaks, market players pushed the greenback to new highs against the German mark, Japanese yen and Swiss franc. As the month moved on, hints by the Chairman of the U.S. Federal Reserve of a possible interest rate hike sent the dollar soaring as it seemed the U.S. currency would retain its high-yield status in the global marketplace. German mark, British pound, Swiss franc and French franc positions posted gains. In the soft sector, coffee positions were profitable. The two-month bull trend in coffee prices continued as unfavorable weather in Brazil and Colombia threatened 1997-1998 crop production and labor strife threatened delivery of supplies.

   March's negative performance resulted from losses in the metal, financial, energy and stock index sectors. Profits were earned in the currency, grain and soft sectors. In the metal sector, positions in silver and aluminum posted losses. Precious metals were volatile during the month, reflecting turmoil in the world equity markets. Bond markets in the U.S. were buffeted by economic reports indicating a strengthening economy and a growing conviction that interest rate hikes would follow. Gains in U.S. bonds were offset by losses in German, French and British bond positions. In the energy sector, improving crude oil and natural gas inventories pushed prices down as positions in both resulted in losses. In the currency sector, positions in the Japanese yen, Swiss franc and Singapore dollar were profitable. The largest profits were earned in the Japanese yen as that currency continued to decline throughout the month profiting the Partnership's short positions. In the grain sector, positions in soybean meal and corn were profitable as short-term supply concerns drove prices upward.

   Interest income is earned on U.S. Treasury bills and, therefore, varies monthly according to interest rates, trading performances and redemptions. Interest income from U.S. Treasury bills decreased approximately $4,000 for the three months ended March 31, 1997 as compared to the corresponding period in 1996.

   Commissions are calculated on the Partnership's Net Asset Value on the first day of each month and, therefore, vary monthly according to trading performance and redemptions. Accordingly, they must be compared to the fluctuations in the monthly Net Asset Values. Commissions increased by approximately $17,000 for the three months ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to higher 1997 monthly Net Asset Values as a result of strong trading performance during the fourth quarter of 1996.

   Management fees are calculated on the Partnership's Net Asset Value at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees increased by approximately $9,000 for the three months ended March 31, 1997 as compared to the corresponding period in 1996 due to the same reasons commissions increased as discussed above.

   Incentive fees are based on the New High Net Trading Profits as defined in the Advisory Agreement, as amended, between the Partnership, the General Partner and the Trading Manager. No incentive fees were earned during the three months ended March 31, 1997 and 1996.

   General and administrative expenses include audit, tax and legal fees as well as printing and postage costs. General and administrative expenses for the three months ended March 31, 1997 were comparable to the corresponding period in the prior year.

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

PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: May 15, 1997
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant