Form 10-Q
period 1997-06-30
PRUDENTIAL BACHE DIVERSIFIED FUTURES FUND L P
filed 1997-08-14
CIK 833225

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter ended June 30, 1997

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
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,        December 31,
                                                                          1997              1996
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 3,600,506      $ 4,645,558
U.S. Treasury bills, at amortized cost                                  13,779,042       16,240,338
Net unrealized gain on open commodity positions                            617,279          515,393
                                                                      -------------     ------------
Total assets                                                           $17,996,827      $21,401,289
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   608,851      $ 1,181,254
Management fees payable                                                    118,043           71,105
Accrued expenses                                                            84,433           69,703
Incentive fees payable                                                          --          532,138
                                                                      -------------     ------------
Total liabilities                                                          811,327        1,854,200
                                                                      -------------     ------------
Commitments

Partners' capital
Limited partners (44,793 and 47,492 units outstanding)                  17,013,440       19,351,504
General partner (453 and 480 units outstanding)                            172,060          195,585
                                                                      -------------     ------------
Total partners' capital                                                 17,185,500       19,547,089
                                                                      -------------     ------------
Total liabilities and partners' capital                                $17,996,827      $21,401,289
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general partnership unit ('Units')     $    379.82      $    407.47
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   Six months ended             Three months ended
                                                       June 30,                      June 30,
                                              --------------------------     -------------------------
                                                 1997            1996           1997           1996
------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                                   (472,480)    $1,121,959     $(1,479,432)    $ 849,490
Change in net unrealized gain on open
  commodity positions                             101,886       (186,028)        446,911      (112,793)
Interest from U.S Treasury bills                  367,933        358,717         183,442       170,645
                                              -----------     ----------     -----------     ---------
                                                   (2,661)     1,294,648        (849,079)      907,342
                                              -----------     ----------     -----------     ---------

EXPENSES
Commissions                                       864,506        820,460         416,562       389,392
Management fees                                   381,724        366,461         180,847       174,784
General and administrative                         42,114         23,305          21,608         1,928
                                              -----------     ----------     -----------     ---------
                                                1,288,344      1,210,226         619,017       566,104
                                              -----------     ----------     -----------     ---------
Net income (loss)                              (1,291,005)        84,422     $(1,468,096)    $ 341,238
                                              -----------     ----------     -----------     ---------
                                              -----------     ----------     -----------     ---------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                              $(1,278,080)    $   96,950     $(1,453,399)    $ 337,823
                                              -----------     ----------     -----------     ---------
                                              -----------     ----------     -----------     ---------
General partner                               $   (12,925)    $  (12,528)    $   (14,697)    $   3,415
                                              -----------     ----------     -----------     ---------
                                              -----------     ----------     -----------     ---------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit        $    (27.23)    $     1.52     $    (31.34)    $    6.38
                                              -----------     ----------     -----------     ---------
                                              -----------     ----------     -----------     ---------
Weighted average number of
  limited and general partnership units
  outstanding                                      47,411         55,707          46,849        53,457
                                              -----------     ----------     -----------     ---------
                                              -----------     ----------     -----------     ---------
------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                 UNITS       PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1996             47,972     $19,351,504     $195,585     $19,547,089
Net loss                                           --        (1,278,080)     (12,925)     (1,291,005)
Redemptions                                      (2,726)     (1,059,984)     (10,600)     (1,070,584)
                                                 ------     -----------     --------     -----------
Partners' capital--June 30, 1997                 45,246     $17,013,440     $172,060     $17,185,500
                                                 ------     -----------     --------     -----------
                                                 ------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Diversified Futures Fund L.P. (the 'Partnership') as of June 30, 1997 and the results of its operations for the six and three months ended June 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

B. Related Parties

   Seaport Futures Management, Inc. (the 'General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services. A portion of the general and administrative expenses of the Partnership for the six months ended June 30, 1997 and 1996 was borne by Prudential Securities Incorporated ('PSI') and its affiliates.

   Costs and expenses charged to the Partnership for these services for the six and three months ended June 30, 1997 and 1996 were:

                                          Six months ended         Three months ended
                                              June 30,                  June 30,
                                        ---------------------     ---------------------
                                          1997         1996         1997         1996
                                        --------     --------     --------     --------
Commissions                             $864,506     $820,460     $416,562     $389,392
Printing services                          8,850        5,495        4,424        1,010
                                        --------     --------     --------     --------
                                        $873,356     $825,955     $420,986     $390,402
                                        --------     --------     --------     --------
                                        --------     --------     --------     --------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses) as of June 30, 1997 and December 31, 1996 were $8,268 and $4,524, respectively.

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At June 30, 1997 and December 31, 1996, such segregated assets totalled $16,075,979 and $14,167,179, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $2,171,758 and $7,047,560 at June 30, 1997 and December 31, 1996, respectively. There are no segregation requirements for assets related to forward trading.

   As of June 30, 1997 and December 31, 1996, all open forward contracts mature within three months, and all open futures contracts mature within one year.

   At June 30, 1997 and December 31, 1996, gross contract amounts of open futures and forward contracts are:

                                           June 30, 1997     December 31, 1996
                                           --------------    -----------------
Futures Currency Contracts:
  Commitments to purchase                   $  5,705,340        $ 1,109,825
  Commitments to sell                       $  3,465,320        $ 1,480,663
Forward Currency Contracts:
  Commitments to purchase                   $ 23,811,752        $20,657,538
  Commitments to sell                       $ 13,112,877        $15,746,034
Financial Futures Contracts:
  Commitments to purchase                   $290,543,607        $73,942,614
  Commitments to sell                       $ 30,627,129        $24,695,270
Other Futures Contracts:
  Commitments to purchase                   $  1,440,656        $ 1,028,076
  Commitments to sell                       $ 13,191,519        $ 9,895,757

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

   At June 30, 1997 and December 31, 1996, the fair values of open futures and forward contracts were:

                                             June 30, 1997               December 31, 1996
                                       --------------------------     ------------------------
                                               Fair Value                    Fair Value
                                       --------------------------     ------------------------
                                         Assets       Liabilities      Assets      Liabilities
                                       ----------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  226,000      $  --          $  9,450      $   46,687
     Currencies                           119,875          10,915       57,048           1,538
     Other                                382,379          62,569      286,710          14,936
  Foreign exchanges
     Financial                            300,617          97,552      219,373         184,813
     Other                                 10,354         --             4,236         --
Forward Contracts:
     Currencies                           200,277         451,187      420,042         233,492
                                       ----------     -----------     --------     -----------
                                       $1,239,502      $  622,223     $996,859      $  481,466
                                       ----------     -----------     --------     -----------
                                       ----------     -----------     --------     -----------

   The following table presents the average fair value of futures and forward contracts during the six months ended June 30, 1997 and 1996, respectively.

                                            Six months ended               Six months ended
                                             June 30, 1997                  June 30, 1996
                                       --------------------------     --------------------------
                                           Average Fair Value             Average Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $   88,861      $   10,529     $  373,188      $   17,376
     Currencies                            59,208          13,299         58,529           5,740
     Other                                274,642          31,931        192,458          52,453
  Foreign exchanges
     Financial                            242,109         138,158        353,706          53,279
     Other                                  4,942             789          7,623           4,107
Forward Contracts:
     Currencies                           356,121         489,636        617,035         254,767
                                       ----------     -----------     ----------     -----------
                                       $1,025,883      $  684,342     $1,602,539      $  387,722
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the average fair value of futures and forward contracts during the three months ended June 30, 1997 and 1996, respectively.

                                           Three months ended             Three months ended
                                             June 30, 1997                  June 30, 1996
                                       --------------------------     --------------------------
                                           Average Fair Value             Average Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  109,760      $   10,844     $  382,913      $   29,227
     Currencies                            56,772          14,963         46,689           3,304
     Other                                230,470          37,953        219,305          28,498
  Foreign exchanges
     Financial                            241,009         158,995        172,555          61,949
     Other                                  5,341             818          8,234           6,799
Forward Contracts:
     Currencies                           179,050         503,227        842,284         420,236
                                       ----------     -----------     ----------     -----------
                                       $  822,402      $  726,800     $1,671,980      $  550,013
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures and forward contracts during the six months ended June 30, 1997 and 1996, respectively.

                                  Six months ended June 30, 1997                    Six months ended June 30, 1996
                           ---------------------------------------------     ---------------------------------------------
                                             Change in                                         Change in
                           Net Realized         Net                          Net Realized         Net
                              Gains          Unrealized                         Gains          Unrealized
                             (Losses)       Gains/Losses        Total          (Losses)       Gains/Losses        Total
                           ------------     ------------     -----------     ------------     ------------     -----------
Futures Contracts:
  Domestic exchanges
     Financial             $   (417,383)    $   263,237      $  (154,146)    $  1,116,688      $ (465,119)      $  651,569
     Currencies                 (14,564)         53,450           38,886          141,425          37,748          179,173
     Other                      138,149          48,036          186,185          (53,723)        132,051           78,328
  Foreign exchanges
     Financial                 (234,121)        168,505          (65,616)        (761,733)       (334,934)      (1,096,667)
     Other                       11,671           6,118           17,789           (7,555)          2,896           (4,659)
Forward Contracts:
     Currencies                  43,768        (437,460 )       (393,692)         686,857         441,330        1,128,187
                           ------------     ------------     -----------     ------------     ------------     -----------
                           $   (472,480)    $   101,886      $  (370,594)    $  1,121,959      $ (186,028)      $  935,931
                           ------------     ------------     -----------     ------------     ------------     -----------
                           ------------     ------------     -----------     ------------     ------------     -----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures and forward contracts during the three months ended June 30, 1997 and 1996, respectively.

                                 Three months ended June 30, 1997                  Three months ended June 30, 1996
                           ---------------------------------------------     ---------------------------------------------
                                             Change in                                         Change in
                           Net Realized         Net                          Net Realized         Net
                              Gains          Unrealized                         Gains          Unrealized
                             (Losses)       Gains/Losses        Total          (Losses)       Gains/Losses        Total
                           ------------     ------------     -----------     ------------     ------------     -----------
Futures Contracts:
  Domestic exchanges
     Financial             $   (128,877)    $    41,212      $   (87,665)     $  791,844       $ (619,663)      $  172,181
     Currencies                (101,462)        105,008            3,546          65,930           17,781           83,711
     Other                     (102,689)        238,495          135,806         227,015          341,889          568,904
  Foreign exchanges
     Financial                 (271,017)        147,320         (123,697)       (766,990)         (75,909)        (842,899)
     Other                        8,524          10,051           18,575          (9,859)          14,864            5,005
Forward Contracts:
     Currencies                (883,911)        (95,175 )       (979,086)        541,550          208,245          749,795
                           ------------     ------------     -----------     ------------     ------------     -----------
                           $ (1,479,432)    $   446,911      $(1,032,521)     $  849,490       $ (112,793)      $  736,697
                           ------------     ------------     -----------     ------------     ------------     -----------
                           ------------     ------------     -----------     ------------     ------------     -----------

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

   At June 30, 1997, 100% of the Partnership's total net assets were allocated to commodities trading (the 'Net Asset Value'). A significant portion of the Net Asset Value was held in U.S. Treasury bills (which represented approximately 77% of the Net Asset Value at prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

   The percentage that U.S. Treasury bills bears to the net assets varies each day, and from month to month, as the market values of commodity interests change. The balance of the net assets is held in cash. All interest earned on the Partnership's interest-bearing funds is paid to the Partnership.

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

   Redemptions recorded for the six and three months ended June 30, 1997 were $1,059,984 and $602,774 for the limited partners and $10,600 and $6,077 for the General Partner, respectively. Redemptions by limited partners and the general partner from commencement of operations (October 19, 1988) through June 30, 1997 totalled $40,903,953 and $1,018,088, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

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

Results of Operations

   The Net Asset Value per Unit as of June 30, 1997 was $379.82, a decrease of 6.79% from the December 31, 1996 Net Asset Value per Unit of $407.47.

   April's negative performance resulted from losses in the financial and grain sectors offsetting profits earned in the currency, metal, soft, stock index and energy sectors. Global equity markets tracked the downward movement of U.S. bond and stock prices as economic reports seemed to strengthen the argument for another short-term rate increase by the U.S. Federal Reserve Bank during the first two weeks of the month. However, bearish sentiment gave way to exuberance in the second half as new data, strong corporate earnings and a budget deal in Washington restored investor confidence. This sharp shift in the interest rate markets resulted in losses for the Partnership, as U.S., Australian, Japanese, Canadian, British, German and French bond positions were unprofitable. In the currency sector, the Partnership benefited from continuing trends. There was little to shift the U.S. dollar from its position of strength in world markets. Talk of central bank intervention to stem the dollar's rise against the Japanese yen ruffled the markets throughout the month. However, the dollar continued to rise in the weeks leading up to the meeting of G-7 finance ministers on April 27, 1997, reaching new highs against both the yen and German mark. In the final week of trading, new economic data dampened expectations for a second U.S. rate hike and the dollar sagged against its major counterparts. Positions in Japanese yen, German mark and Swiss franc posted gains.

   May's negative performance resulted from losses in the currency, energy, financial and metal sectors offsetting profits earned in the index, soft and grain sectors. In the currency sector, the Partnership suffered losses in Japanese yen, British pound, Deutsche mark and Canadian dollar positions. Upset elections in France and Great Britain, verbal intervention by Japanese officials, another U.S. Federal Reserve meeting on interest-rate policy, and extraordinary public bickering between the German government and central bank contributed to a general state of confusion in the foreign exchange markets. In Japan, official warnings of intervention to cap the U.S. dollar's rise against the Japanese yen and a report that the Bank of Japan might raise a key interest rate pushed the dollar to a 4 1/2 month low against the yen. Towards month end, the dollar reversed itself as Japanese officials warned of intervention and said interest rates would not be increased. In the financial sector, bond markets were equally unsettled reflecting U.S. interest rate concerns and renewed doubts about monetary union in Europe. Japanese and European bond positions were unprofitable. In the soft sector, the Partnership benefited from coffee's continuous upward trend as intermittent labor unrest and heavy rains in major producing countries threatened to reduce already tight inventories. Positions in cotton, cocoa and sugar were also profitable. In the world equity markets, both the Nikkei and the Australian All Ordinaries indices soared, reflecting renewed investor confidence in their respective economies. Positions in both were profitable.

   June's positive performance resulted from gains in the financial, metal, index and grain sectors. These gains were slightly offset by losses in the soft and energy sectors. In the financial sector, the Partnership profited from numerous bond positions including U.S., Australian, Italian and German bonds. This was due, in part, to continued uncertainty surrounding the European Monetary Union (EMU) which benefited positions held in bonds from countries outside and within the EMU. Italian bonds, for example, strengthened on improved prospects for Italy's entry into the EMU. Profits were also achieved in the metal sector, specifically in gold and silver. In the index sector, the Partnership saw gains in both the Nikkei Dow and the Australian index. In the soft sector, the Partnership incurred losses in coffee as a result of improved supplies. The availability of 2.5 million bags of coffee promised by the Colombian Coffee Federation, Brazilian exports at record rates to take advantage of high prices, and good weather prognostications in Brazil helped to drive coffee prices down. In the energy sector, light crude oil positions were unprofitable as OPEC pressure caused prices to rise. In currency sector, the Swiss monetary authority's determination to keep the franc from appreciating against major currencies succeeded in pushing the price of that currency down. As a result, the Partnership had losses in Swiss franc and German mark positions.

   Interest income is earned on U.S. Treasury bills and, therefore, varies monthly according to interest rates, trading performances and redemptions. Interest income from U.S. Treasury bills increased approximately $9,000 and $16,000 for the six and three months ended June 30, 1997 as compared to the corresponding periods in 1996 primarily due to higher 1997 monthly Net Asset Values as a result of strong trading performance during the fourth quarter of 1996 and, to a lesser extent, an increase in interest rates.

   Commissions are calculated on the Partnership's Net Asset Value on the first day of each month and, therefore, vary monthly according to trading performance and redemptions. Accordingly, they must be compared to the fluctuations in the monthly Net Asset Values. Commissions increased by approximately $44,000 and $27,000 for the six and three months ended June 30, 1997 as compared to the corresponding periods in 1996 primarily due to higher 1997 monthly Net Asset Values as a result of strong trading performance during the fourth quarter of 1996.

   Management fees are calculated on the Partnership's Net Asset Value at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees increased by approxi-mately $15,000 and $6,000 for the six and three months ended June 30, 1997 as compared to the corresponding periods in 1996 due to the same reasons commissions increased as discussed above.

   Incentive fees are based on the New High Net Trading Profits as defined in the Advisory Agreement, as amended, between the Partnership, the General Partner and the Trading Manager. No incentive fees were earned during the six and three months ended June 30, 1997 and 1996.

   General and administrative expenses include audit, tax and legal fees as well as printing and postage costs. General and administrative expenses for the six and three months ended June 30, 1997 increased by approximately $19,000 and $20,000 as compared to the corresponding periods in 1996.

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

PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: August 14, 1997
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant