Form 10-Q
period 1997-09-30
PRUDENTIAL BACHE DIVERSIFIED FUTURES FUND L P
filed 1997-11-14
CIK 833225

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter ended September 30, 1997

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1997              1996
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 2,388,463      $ 4,645,558
U.S. Treasury bills, at amortized cost                                  15,133,091       16,240,338
Net unrealized gain on open commodity positions                          1,175,252          515,393
                                                                      -------------     ------------
Total assets                                                           $18,696,806      $21,401,289
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   312,482      $ 1,181,254
Management fees payable                                                     62,137           71,105
Accrued expenses                                                            55,745           69,703
Incentive fees payable                                                          --          532,138
                                                                      -------------     ------------
Total liabilities                                                          430,364        1,854,200
                                                                      -------------     ------------
Commitments

Partners' capital
Limited partners (44,040 and 47,492 units outstanding)                  18,083,716       19,351,504
General partner (445 and 480 units outstanding)                            182,726          195,585
                                                                      -------------     ------------
Total partners' capital                                                 18,266,442       19,547,089
                                                                      -------------     ------------
Total liabilities and partners' capital                                $18,696,806      $21,401,289
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general partnership unit ('Units')     $    410.62      $    407.47
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Nine months ended            Three months ended
                                                    September 30,                 September 30,
                                              -------------------------     -------------------------
                                                 1997           1996           1997           1996
-----------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                                $  785,468     $  529,613     $1,257,948     $ (592,346)
Change in net unrealized gain on open
  commodity positions                            659,859      1,046,538        557,973      1,232,566
Interest from U.S Treasury bills                 561,921        525,530        193,988        166,813
                                              ----------     ----------     ----------     ----------
                                               2,007,248      2,101,681      2,009,909        807,033
                                              ----------     ----------     ----------     ----------

EXPENSES
Commissions                                    1,275,482      1,197,871        410,976        377,411
Management fees                                  569,851        535,529        188,127        169,068
General and administrative                        59,496         53,990         17,382         30,685
                                              ----------     ----------     ----------     ----------
                                               1,904,829      1,787,390        616,485        577,164
                                              ----------     ----------     ----------     ----------
Net income                                    $  102,419     $  314,291     $1,393,424     $  229,869
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
ALLOCATION OF NET INCOME
Limited partners                              $  101,393     $  324,494     $1,379,473     $  227,544
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
General partner                               $    1,026     $  (10,203)    $   13,951     $    2,325
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
NET INCOME PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income per weighted average
  limited and general partnership unit        $     2.19     $     5.77     $    30.80     $     4.42
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
Weighted average number of
  limited and general partnership units
  outstanding                                     46,689         54,454         45,246         51,949
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
-----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                 UNITS       PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1996             47,972     $19,351,504     $195,585     $19,547,089
Net income                                                      101,393        1,026         102,419
Redemptions                                      (3,487)     (1,369,181)     (13,885)     (1,383,066)
                                                 ------     -----------     --------     -----------
Partners' capital--September 30, 1997            44,485     $18,083,716     $182,726     $18,266,442
                                                 ------     -----------     --------     -----------
                                                 ------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Diversified Futures Fund L.P. (the 'Partnership') as of September 30, 1997 and the results of its operations for the nine and three months ended September 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

B. Related Parties

   Seaport Futures Management, Inc. (the 'General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services. A portion of the general and administrative expenses of the Partnership for the nine and three months ended September 30, 1997 and 1996 was borne by Prudential Securities Incorporated ('PSI') and its affiliates.

   Costs and expenses charged to the Partnership for these services for the nine and three months ended September 30, 1997 and 1996 were:

                                            Nine months ended          Three months ended
                                              September 30,               September 30,
                                        -------------------------     ---------------------
                                           1997           1996          1997         1996
                                        ----------     ----------     --------     --------
Commissions                             $1,275,482     $1,197,871     $410,976     $377,411
Printing services                            9,900         10,410        1,050        4,915
                                        ----------     ----------     --------     --------
                                        $1,285,382     $1,208,281     $412,026     $382,326
                                        ----------     ----------     --------     --------
                                        ----------     ----------     --------     --------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses) as of September 30, 1997 and December 31, 1996 were $6,339 and $4,524, respectively.

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At September 30, 1997 and December 31, 1996, such segregated assets totalled $15,282,216 and $14,167,179 respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $3,435,825 and $7,047,560 at September 30, 1997 and December 31, 1996, respectively. There are no segregation requirements for assets related to forward trading.

   As of September 30, 1997 and December 31, 1996, all open forward contracts mature within three months, and all open futures contracts mature within one year.

   At September 30, 1997 and December 31, 1996, gross contract amounts of open futures and forward contracts are:

                                           September 30, 1997    December 31, 1996
                                           ------------------    -----------------
Futures Currency Contracts:
  Commitments to purchase                     $  4,214,640          $ 1,109,825
  Commitments to sell                         $  7,184,763          $ 1,480,663
Forward Currency Contracts:
  Commitments to purchase                     $  7,250,261          $20,657,538
  Commitments to sell                         $ 16,169,123          $15,746,034
Financial Futures Contracts:
  Commitments to purchase                     $158,825,572          $73,942,614
  Commitments to sell                         $  5,002,838          $24,695,270
Other Futures Contracts:
  Commitments to purchase                     $  4,628,082          $ 1,028,076
  Commitments to sell                         $  2,441,681          $ 9,895,757

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

   At September 30, 1997 and December 31, 1996, the fair values of open futures and forward contracts were:

                                           September 30, 1997            December 31, 1996
                                       --------------------------     ------------------------
                                               Fair Value                    Fair Value
                                       --------------------------     ------------------------
                                         Assets       Liabilities      Assets      Liabilities
                                       ----------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $   82,001      $   34,875     $  9,450      $   46,687
     Currencies                            91,860          57,613       57,048           1,538
     Other                                229,485         114,119      286,710          14,936
  Foreign exchanges
     Financial                          1,014,345           2,502      219,373         184,813
     Other                                 --              12,095        4,236         --
Forward Contracts:
     Currencies                            82,223         103,458      420,042         233,492
                                       ----------     -----------     --------     -----------
                                       $1,499,914      $  324,662     $996,859      $  481,466
                                       ----------     -----------     --------     -----------
                                       ----------     -----------     --------     -----------

   The following table presents the average fair value of futures and forward contracts during the nine months ended September 30, 1997 and 1996, respectively.

                                           Nine months ended              Nine months ended
                                           September 30, 1997             September 30, 1996
                                       --------------------------     --------------------------
                                           Average Fair Value             Average Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  156,350      $   17,608     $  263,912      $   58,175
     Currencies                            91,729          18,010         48,253           4,437
     Other                                273,732          47,647        219,340          54,824
  Foreign exchanges
     Financial                            478,159          89,059        574,394          55,438
     Other                                  4,747           2,195          8,437           3,968
Forward Contracts:
     Currencies                           428,646         438,809        683,817         413,749
                                       ----------     -----------     ----------     -----------
                                       $1,433,363      $  613,328     $1,798,153      $  590,591
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the average fair value of futures and forward contracts during the three months ended September 30, 1997 and 1996, respectively.

                                           Three months ended             Three months ended
                                           September 30, 1997             September 30, 1996
                                       --------------------------     --------------------------
                                           Average Fair Value             Average Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  331,403      $   12,219     $   16,527      $  129,180
     Currencies                           153,447          28,188         39,639           5,550
     Other                                299,303          87,942        324,018          34,861
  Foreign exchanges
     Financial                            825,113          29,189      1,119,437          31,462
     Other                                  5,966           4,459          9,756             588
Forward Contracts:
     Currencies                           323,960         430,515        318,205         231,807
                                       ----------     -----------     ----------     -----------
                                       $1,939,192      $  592,512     $1,827,582      $  433,448
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures and forward contracts during the nine months ended September 30, 1997 and 1996, respectively.

                               Nine months ended September 30, 1997             Nine months ended September 30, 1996
                           --------------------------------------------     ---------------------------------------------
                                             Change in                                        Change in
                           Net Realized         Net                         Net Realized         Net
                              Gains          Unrealized                        Gains          Unrealized
                             (Losses)       Gains/Losses       Total          (Losses)       Gains/Losses        Total
                           ------------     ------------     ----------     ------------     ------------     -----------
Futures Contracts:
  Domestic exchanges
     Financial              $  (65,018)      $   84,363      $   19,345      $  497,906       $ (515,057)     $   (17,151)
     Currencies                (77,965)         (21,263)        (99,228)         86,623           64,765          151,388
     Other                     345,005         (156,408)        188,597         138,463          197,564          336,027
  Foreign exchanges
     Financial                 741,527          977,283       1,718,810        (232,024)         977,904          745,880
     Other                     (23,453)         (16,331)        (39,784)         (3,005)           5,334            2,329
Forward Contracts:
     Currencies               (134,628)        (207,785)       (342,413)         41,650          316,028          357,678
                           ------------     ------------     ----------     ------------     ------------     -----------
                            $  785,468       $  659,859      $1,445,327      $  529,613       $1,046,538      $ 1,576,151
                           ------------     ------------     ----------     ------------     ------------     -----------
                           ------------     ------------     ----------     ------------     ------------     -----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures and forward contracts during the three months ended September 30, 1997 and 1996, respectively.

                              Three months ended September 30, 1997             Three months ended September 30, 1996
                           --------------------------------------------     ---------------------------------------------
                                             Change in                                        Change in
                           Net Realized         Net                         Net Realized         Net
                              Gains          Unrealized                        Gains          Unrealized
                             (Losses)       Gains/Losses       Total          (Losses)       Gains/Losses        Total
                           ------------     ------------     ----------     ------------     ------------     -----------
Futures Contracts:
  Domestic exchanges
     Financial              $  352,363       $ (178,874)     $  173,489      $ (618,782)      $  (49,937)     $  (668,719)
     Currencies                (63,401)         (74,713)       (138,114)        (54,802)          27,017          (27,785)
     Other                     206,856         (204,444)          2,412         192,186           65,513          257,699
  Foreign exchanges
     Financial                 975,650          808,778       1,784,428         529,709        1,312,838        1,842,547
     Other                     (35,124)         (22,449)        (57,573)          4,550            2,437            6,987
Forward Contracts:
     Currencies               (178,396)         229,675          51,279        (645,207)        (125,302)        (770,509)
                           ------------     ------------     ----------     ------------     ------------     -----------
                            $1,257,948       $  557,973      $1,815,921      $ (592,346)      $1,232,566      $   640,220
                           ------------     ------------     ----------     ------------     ------------     -----------
                           ------------     ------------     ----------     ------------     ------------     -----------

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

   At September 30, 1997, 100% of the Partnership's total net assets were allocated to commodities trading (the 'Net Asset Value'). A significant portion of the Net Asset Value was held in U.S. Treasury bills (which represented approximately 81% of the Net Asset Value at prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Redemptions recorded for the nine and three months ended September 30, 1997 were $1,369,181 and $309,197 for the limited partners and $13,885 and $3,285 for the General Partner, respectively. Redemptions by limited partners and the General Partner from commencement of operations (October 19, 1988) through September 30, 1997 totalled $41,213,150 and $1,021,373, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

   All trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the 'Trading Manager'). As of April 1, 1997, the General Partner reallocated assets previously traded pursuant to the Trading Manager's Global Diversified and International Foreign Exchange Portfolios to its World Financial Perspective Portfolio, increasing the percentage of the Partnership's assets allocated to that Portfolio by 10%. Additionally, the General Partner reallocated $2 million previously traded pursuant to the Trading Manager's Financial and Metals Portfolio to its Original Investment Portfolio, also increasing the percentage of the Partnership's assets allocated to that Portfolio by 10%.

Results of Operations

   The Net Asset Value per Unit as of September 30, 1997 was $410.62, an increase of 0.77% from the December 31, 1996 Net Asset Value per Unit of $407.47.

   July's positive performance resulted from gains in the financial, metal and currency sectors. Losses were experienced in the index, soft, grain and energy sectors. Following the Federal Reserve Chairman's generally upbeat congressional testimony on the state of the U.S. economy, investor sentiment soared, sending U.S. bond prices higher and the yield on the benchmark 30-year U.S. Treasury bond down to levels not seen in 18 months. Positions in U.S. Treasuries, Australian 10-year bonds and Eurodollar bonds resulted in strong gains as did positions in Japanese government bonds. In the metal sector, as the Australian central bank sold approximately 60% of their gold reserves, prices tumbled profiting the Partnership's short gold and silver positions. In the currency sector, strong gains were seen in Deutsche mark and Swiss franc positions as the U.S. dollar soared in response to investors exchanging their marks and francs for U.S. dollars. Positions in the Japanese yen and British pound were unprofitable. In the index sector, losses were seen in the Nikkei Dow and the Australian index. Unprofitable positions were also experienced in the soft sector as shifting inventory expectations and fickle weather patterns altered investor sentiment, specifically in cotton, cocoa and coffee.

   August's negative performance resulted from losses in the currency, financial, energy and grain sectors. Gains were experienced in the index, soft and metal sectors. The currency markets proved to be a major detractor to the Partnership's overall performance. The Deutsche mark's weakness over the past few months contributed to some decent gains, but its strength in August against several currencies, including the U.S. dollar, Japanese yen and British pound contributed to the Partnership's negative performance. The Swiss franc also added to the Partnership's losses as it rose against the U.S. dollar. In the financial sector, the month began with sharp sell-offs in the U.S. and German bond markets driven by fears of inflation and higher interest rates. Reverberations were also felt across the European financial markets. This turnaround in the bull bond market resulted in losses in U.S., German and French bond positions. In the energy sector, positions were unprofitable as light crude oil and heating oil prices fell due, in part, to downward pressures related to the recent return of Iraqi oil to world markets. Losses were somewhat offset by gains in world stock indices. As the Japanese Nikkei continued to decline, the Partnership capitalized on its short positions. Positions in cotton, coffee, gold and copper were profitable as well.

   September's positive performance resulted from gains in the financial and metal sectors. Losses were experienced in the currency, soft, energy, index and grain sectors. In the financial sector, the main factor in September was the drop in U.S. long-term interest rates from 6.75% to 6.40%. This fall in U.S. interest rates impacted bond prices around the world, contributing profits to the Partnership. Anticipation of an increase in demand for silver drove prices up approximately 11%. As a result, the Partnership was able to capture profits in these positions. Copper positions were profitable as well. Currency sector positions dampened September performance for the Partnership as the U.S. dollar lost ground versus other currencies including the Deutsche mark, Swiss franc and British pound. In the soft sector, significant price moves resulted in losses for the Partnership. Coffee declined, plunging 9.3% in a single day, on expectations of new supplies from Brazil and the transfer of European coffee beans to the U.S. market. Sugar prices also dropped amid projections for large Brazilian exports following the elimination of the sugar export tax. Positions in cocoa were unprofitable as well. In the energy sector, the Partnership's positions incurred losses as the price of crude oil fell in response to the buildup of inventories from summer lows.

   Interest income is earned on U.S. Treasury bills. Funds available for investment in U.S. Treasury bills varies monthly according to trading performances and redemptions. Interest income from U.S. Treasury bills increased approximately $36,000 and $27,000 for the nine and three months ended September 30, 1997 as compared to the corresponding periods in 1996 primarily due to larger investments in U.S. Treasury bills in 1997 as a result of strong trading performance during the fourth quarter of 1996 and third quarter of 1997, offset, in part, by redemptions.

   Commissions are calculated on the Partnership's Net Asset Value on the first day of each month and, therefore, vary monthly according to trading performance and redemptions. Accordingly, they must be compared to the fluctuations in the monthly Net Asset Values. Commissions increased by approximately $78,000 and $34,000 for the nine and three months ended September 30, 1997 as compared to the corresponding periods in 1996 primarily due to higher 1997 monthly Net Asset Values as a result of strong trading performance during the fourth quarter of 1996 and third quarter 1997, offset, in part, by redemptions.

   Management fees are calculated on the Partnership's Net Asset Value at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees increased by approximately $34,000 and $19,000 for the nine and three months ended September 30, 1997 as compared to the corresponding periods in 1996 due to the same reasons commissions increased as discussed above.

   Incentive fees are based on the New High Net Trading Profits as defined in the Advisory Agreement, as amended, between the Partnership, the General Partner and the Trading Manager. No incentive fees were earned during the nine and three months ended September 30, 1997 and 1996.

   General and administrative expenses include audit, tax and legal fees as well as printing and postage costs. General and administrative expenses for the nine months ended September 30, 1997 increased by approximately $6,000 but decreased by approximately $13,000 for the three months ended September 30, 1997 as compared to the corresponding periods in 1996.

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

PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: November 14, 1997
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant