Form 10-Q
period 1998-03-31
PRUDENTIAL BACHE DIVERSIFIED FUTURES FUND L P
filed 1998-05-14
CIK 833225

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter ended March 31, 1998

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
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,       December 31,
                                                                          1998              1997
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 4,032,233      $ 3,663,968
U.S. Treasury bills, at amortized cost                                  13,840,205       14,948,662
Net unrealized gain on open commodity positions                            508,762        1,431,940
                                                                      -------------     ------------
Total assets                                                           $18,381,200      $20,044,570
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   658,120      $   227,022
Management fees payable                                                     61,105           66,634
Accrued expenses                                                            49,701           54,239
Incentive fees payable                                                          --          160,551
                                                                      -------------     ------------
Total liabilities                                                          768,926          508,446
                                                                      -------------     ------------
Commitments

Partners' capital
Limited partners (41,966 and 43,534 units outstanding)                  17,436,110       19,340,647
General partner (424 and 440 units outstanding)                            176,164          195,477
                                                                      -------------     ------------
Total partners' capital                                                 17,612,274       19,536,124
                                                                      -------------     ------------
Total liabilities and partners' capital                                $18,381,200      $20,044,570
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general partnership unit ('Units')     $    415.48      $    444.27
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                             Three months ended
                                                                                 March 31,
                                                                         --------------------------
                                                                            1998            1997
---------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity transactions                              $   110,672     $1,006,952
Change in net unrealized gain on open commodity positions                   (923,178)      (345,025)
Interest from U.S Treasury bills                                             182,048        184,491
                                                                         -----------     ----------
                                                                            (630,458)       846,418
                                                                         -----------     ----------

EXPENSES
Commissions                                                                  428,989        447,944
Management fees                                                              187,067        200,877
General and administrative                                                    19,216         20,506
                                                                         -----------     ----------
                                                                             635,272        669,327
                                                                         -----------     ----------
Net income (loss)                                                        $(1,265,730)    $  177,091
                                                                         -----------     ----------
                                                                         -----------     ----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                                         $(1,253,065)    $  175,319
                                                                         -----------     ----------
                                                                         -----------     ----------
General partner                                                          $   (12,665)    $    1,772
                                                                         -----------     ----------
                                                                         -----------     ----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit                                   $    (28.78)    $     3.69
                                                                         -----------     ----------
                                                                         -----------     ----------
Weighted average number of
  limited and general partnership units outstanding                           43,974         47,972
                                                                         -----------     ----------
                                                                         -----------     ----------
---------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                 UNITS       PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1997             43,974     $19,340,647     $195,477     $19,536,124
Net loss                                                     (1,253,065)     (12,665)     (1,265,730)
Redemptions                                      (1,584)       (651,472)      (6,648)       (658,120)
                                                 ------     -----------     --------     -----------
Partners' capital--March 31, 1998                42,390     $17,436,110     $176,164     $17,612,274
                                                 ------     -----------     --------     -----------
                                                 ------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Diversified Futures Fund L.P. (the 'Partnership') as of March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

B. Related Parties

   Seaport Futures Management, Inc. (the 'General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services. A portion of the general and administrative expenses of the Partnership for the three months ended March 31, 1998 and 1997 was borne by Prudential Securities Incorporated ('PSI') and its affiliates.

   Costs and expenses charged to the Partnership for these services for the three months ended March 31, 1998 and 1997 were:

                                           1998         1997
--------------------------------------------------------------
Commissions                              $428,989     $447,944
General and administrative                  3,281        4,426
                                         --------     --------
                                         $432,270     $452,370
                                         --------     --------
                                         --------     --------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses) as of March 31, 1998 and December 31, 1997 were $6,768 and $5,780, respectively.

   The Partnership maintains its trading and cash accounts at PSI, the Partnership's commodity broker and an affiliate of the General Partner. Except for the portion of assets that is deposited as margin to maintain forward currency contract positions as further discussed below, the Partnership's assets are maintained either with PSI or, for margin purposes, with the various exchanges on which the Partnership is permitted to trade.

   The Partnership, acting through its trading manager, executes over-the-counter, spot, forward and/or option foreign exchange transactions with PSI. PSI then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. ('PBGM'). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank trading desks. All over-the-counter currency transactions are conducted between PSI and the Partnership pursuant to a line of credit. PSI may require that collateral be posted against the marked-to-market position of the Partnership.

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

   Futures and options contracts are traded on organized exchanges and are thus distinguished from forward contracts which are entered into privately by the parties. The credit risks associated with futures and options contracts are typically perceived to be less than those associated with forward contracts because exchanges typically provide clearinghouse arrangements in which the collective credit (subject to certain limitations) of the members of the exchanges is pledged to support the financial integrity of the exchange. On the other hand, the Partnership must rely solely on the credit of its broker (PSI) with respect to forward transactions. The Partnership presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition because it has a master netting agreement with PSI.

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At March 31, 1998 and December 31, 1997, such segregated assets totalled $14,109,261 and $15,454,142, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $3,928,772 and $4,551,236 at March 31, 1998 and December 31, 1997, respectively. There are no segregation requirements for assets related to forward trading.

   As of March 31, 1998, all open futures and forward contracts mature within one year.

   At March 31, 1998 and December 31, 1997, gross contract amounts of open futures and forward contracts are:

                                                1998               1997
                                           --------------    -----------------
Futures Currency Contracts:
  Commitments to purchase                   $  5,611,338        $ 3,390,000
  Commitments to sell                          6,224,703          6,473,978
Forward Currency Contracts:
  Commitments to purchase                      9,170,010          1,407,251
  Commitments to sell                         20,515,888         17,951,973
Financial Futures Contracts:
  Commitments to purchase                     95,713,153         94,581,750
  Commitments to sell                        186,260,594         57,703,723
Other Futures Contracts:
  Commitments to purchase                      1,433,251          3,567,655
  Commitments to sell                          2,942,696          9,032,727

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

   At March 31, 1998 and December 31, 1997, the fair values of open futures and forward contracts were:

                                                      1998                          1997
                                            ------------------------     --------------------------
                                             Assets      Liabilities       Assets       Liabilities
                                            --------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                              $ 31,050      $   88,562     $  139,389      $  --
     Currencies                              206,166           5,080        170,950         --
     Other                                    82,784          45,630        872,883          33,653
  Foreign exchanges
     Financial                                85,330         105,236        369,178         132,611
     Other                                     9,770           4,997          7,642           1,030
Forward Contracts:
     Currencies                              368,981          25,814        280,315         241,123
                                            --------     -----------     ----------     -----------
                                            $784,081      $  275,319     $1,840,357      $  408,417
                                            --------     -----------     ----------     -----------
                                            --------     -----------     ----------     -----------

   The following table presents the average fair value of futures and forward contracts during the three months ended March 31, 1998 and 1997, respectively.

                                                  1998                           1997
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  186,677      $   22,141     $   52,410      $   20,958
     Currencies                           154,927          20,624         51,784           6,329
     Other                                397,333          49,369        274,477          12,858
  Foreign exchanges
     Financial                            453,896         109,352        227,840          68,325
     Other                                  8,639           3,357          4,043           1,029
Forward Contracts:
     Currencies                           195,651         345,737        633,074         329,411
                                       ----------     -----------     ----------     -----------
                                       $1,397,123      $  550,580     $1,243,628      $  438,910
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents trading revenues from futures and forward contracts during the three months ended March 31, 1998 and 1997, respectively.

                                              1998           1997
                                            ---------      ---------
Futures Contracts:
  Domestic exchanges
     Financial                              $ (36,079)     $ (66,481)
     Currencies                                59,003         35,340
     Other                                   (496,386)        50,379
  Foreign exchanges
     Financial                                (89,529)        58,081
     Other                                     27,617           (786)
Forward Contracts:
     Currencies                              (277,132)       585,394
                                            ---------      ---------
                                            $(812,506)     $ 661,927
                                            ---------      ---------
                                            ---------      ---------

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership commenced operations on October 19, 1988 with gross proceeds of $30,107,800. After accounting for organizational and offering costs, the Partnership's net proceeds were $29,387,470.

   At March 31, 1998, 100% of the Partnership's total net assets (the 'Net Asset Value') was allocated to commodities trading. A significant portion of the Net Asset Value was held in U.S. Treasury bills (which represented approximately 76% of the Net Asset Value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Redemptions recorded for the three months ended March 31, 1998 were $651,472 for the limited partners and $6,648 for the General Partner, respectively, and from commencement of operations, October 19, 1988 through March 31, 1998, totalled $42,089,423 and $1,030,242, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

Results of Operations

   The Net Asset Value per Unit as of March 31, 1998 was $415.48, a decrease of 6.48% from the December 31, 1997 Net Asset Value per Unit of $444.27.

   January's negative performance resulted from losses in the currency, index, metal and grain sectors. Gains were seen in the financial, energy and soft sectors. In the currency sector, investor optimism over efforts to revive ailing Asian economies boosted the Japanese yen against the U.S. dollar, resulting in losses for the Partnership. Positions in the British pound were unprofitable as well, as the pound sank lower against other major currencies on the Bank of England's decision to leave a key interest rate unchanged. Positions in the Australian dollar also experienced losses. Index sector positions were unprofitable as Asian investor optimism supported the Nikkei causing losses for the Partnership's short positions. Positions in the Australian All Ordinaries Index incurred losses as well. In the metal sector, the price of gold rose as fears of social unrest in Southeast Asia and hyperinflation in Indonesia contributed to buying, resulting in losses for the Partnership. Finally, grain sector positions in soybean oil incurred losses. On the positive side, the Partnership's financial sector positions gained as European bond markets benefited from reduced inflation concerns. In particular, positions in German, French, British, Eurodollar and Italian bonds profited. Additionally, positions in U.S. bonds profited as some yields reached all-time lows. Positions in the energy sector profited as increasing tensions in the Middle East pushed prices up, despite ample inventory levels. Lastly, in the soft sector, the Partnership's long positions in coffee gained as prices surged amid tight U.S. stockpiles.

   February's negative performance resulted from losses in the currency and financial sectors. Gains were seen in the metal, energy, index, soft and grain sectors. In the currency sector, shifting trends in Asian markets and generally rangebound trading in other currencies resulted in losses for the Partnership. Although by month's end investors were once again viewing Asian markets with caution, sentiment toward the region had been relatively positive for much of the month. This was particularly the case in Japan, where the yen benefited from expectations of a fresh stimulus package from the government resulting in losses for the Partnership's short positions. Deutsche mark, Swiss franc and British pound positions were unprofitable as well. In the financial sector, the Japanese government bond showed little signs of life amid a looming recession and U.S. Treasury markets showed little movement, resulting in losses for the Partnership. Positions in Eurodollar and British Gilt bonds were also unprofitable. Positions in the metal sector helped to offset some of the Partnership's losses. In particular, long silver positions experienced gains as a major purchaser of silver caused prices to soar to a 9 1/2-year high before succumbing to profit taking at month-end. The Partnership profited from short positions in light crude oil in the energy sector as prices plunged due to a confluence of factors, including a stalemate over production cuts by OPEC members.

   March's negative performance resulted from losses in the metal, financial, soft and grain sectors. Gains were seen in the currency, index and energy sectors. In the metal sector, silver incurred significant losses as prices fell early in the month, only to rebound considerably towards month-end. Additionally, short gold positions lost value as strong housing reports renewed fears of U.S. inflation, once again generating interest in gold as an inflationary hedge. In the financial sector, positions in the U.S. 30-year, Australian 10-year and Japanese bonds offset gains in European long bonds, British long gilts and Australian 3-year bonds. Gains were experienced in the currency sector as the Swiss franc lost its 'safe-haven' role with investors preferring the higher yielding U.S. dollar and British pound. Positions in the deutsche mark were also profitable. Index sector positions gained as the S&P 500 continued to advance upwards.

   Commissions paid to PSI are calculated on the Partnership's Net Asset Value on the first day of each month and, therefore, vary monthly according to trading performance and redemptions. Accordingly, they must be compared to the fluctuations in the monthly Net Asset Values. Commissions decreased by approximately $19,000 for the three months ended March 31, 1998 as compared to the corresponding period in 1997 principally due to the effect of weak first quarter 1998 trading performance on the monthly Net Asset Values.

   Management fees are calculated on the Partnership's Net Asset Value as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $14,000 for the three months ended March 31, 1998 as compared to the corresponding period in 1997 for the same reasons commissions decreased as described above.

   Incentive fees are based on the New High Net Trading Profits generated by the trading manager, as defined in the Advisory Agreement among the Partnership, the General Partner and the trading manager. No incentive fees were earned during the three months ended March 31, 1998 and 1997.

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

PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: May 14, 1998
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant