Form 10-Q
period 1998-06-30
PRUDENTIAL BACHE DIVERSIFIED FUTURES FUND L P
filed 1998-08-14
CIK 833225

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter ended June 30, 1998

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,        December 31,
                                                                          1998              1997
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 3,342,987      $ 3,663,968
U.S. Treasury bills, at amortized cost                                  13,475,880       14,948,662
Net unrealized (loss) gain on open commodity positions                    (505,882)       1,431,940
                                                                      -------------     ------------
Total assets                                                           $16,312,985      $20,044,570
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   464,458      $   227,022
Management fees payable                                                     54,285           66,634
Accrued expenses                                                            27,494           54,239
Incentive fees payable                                                          --          160,551
                                                                      -------------     ------------
Total liabilities                                                          546,237          508,446
                                                                      -------------     ------------
Commitments

Partners' capital
Limited partners (40,765 and 43,534 units outstanding)                  15,608,992       19,340,647
General partner (412 and 440 units outstanding)                            157,756          195,477
                                                                      -------------     ------------
Total partners' capital                                                 15,766,748       19,536,124
                                                                      -------------     ------------
Total liabilities and partners' capital                                $16,312,985      $20,044,570
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general partnership unit ('Units')     $    382.90      $    444.27
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Six months ended               Three months ended
                                                     June 30,                        June 30,
                                            ---------------------------     ---------------------------
                                               1998            1997            1998            1997
-------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                              $   150,639     $  (472,480)    $    39,967     $(1,479,432)
Change in net unrealized gain/loss on
  open commodity positions                   (1,937,822)        101,886      (1,014,644)        446,911
Interest from U.S Treasury bills                342,080         367,933         160,032         183,442
                                            -----------     -----------     -----------     -----------
                                             (1,445,103)         (2,661)       (814,645)       (849,079)
                                            -----------     -----------     -----------     -----------

EXPENSES
Commissions                                     811,799         864,506         382,810         416,562
Management fees                                 353,157         381,724         166,090         180,847
General and administrative                       36,739          42,114          17,523          21,608
                                            -----------     -----------     -----------     -----------
                                              1,201,695       1,288,344         566,423         619,017
                                            -----------     -----------     -----------     -----------
Net loss                                    $(2,646,798)    $(1,291,005)    $(1,381,068)    $(1,468,096)
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
ALLOCATION OF NET LOSS
Limited partners                            $(2,620,320)    $(1,278,080)    $(1,367,255)    $(1,453,399)
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
General partner                             $   (26,478)    $   (12,925)    $   (13,813)    $   (14,697)
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
NET LOSS PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net loss per weighted average
  limited and general partnership unit      $    (61.29)    $    (27.23)    $    (32.58)    $    (31.34)
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
Weighted average number of
  limited and general partnership units
  outstanding                                    43,182          47,411          42,390          46,849
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
-------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                 UNITS       PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1997             43,974     $19,340,647     $195,477     $19,536,124
Net loss                                           --        (2,620,320)     (26,478)     (2,646,798)
Redemptions                                      (2,797)     (1,111,335)     (11,243)     (1,122,578)
                                                 ------     -----------     --------     -----------
Partners' capital--June 30, 1998                 41,177     $15,608,992     $157,756     $15,766,748
                                                 ------     -----------     --------     -----------
                                                 ------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Diversified Futures Fund L.P. (the 'Partnership') as of June 30, 1998 and the results of its operations for the six and three months ended June 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

B. Related Parties

   Seaport Futures Management, Inc. (the 'General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services. A portion of the general and administrative expenses of the Partnership for the six months ended June 30, 1998 and 1997 was borne by Prudential Securities Incorporated ('PSI') and its affiliates.

   Costs and expenses charged to the Partnership for these services for the six and three months ended June 30, 1998 and 1997 were:

                                          Six months ended         Three months ended
                                              June 30,                  June 30,
                                        ---------------------     ---------------------
                                          1998         1997         1998         1997
                                        --------     --------     --------     --------
Commissions                             $811,799     $864,506     $382,810     $416,562
General and Administrative                 5,753        8,850        2,472        4,424
                                        --------     --------     --------     --------
                                        $817,552     $873,356     $385,282     $420,986
                                        --------     --------     --------     --------
                                        --------     --------     --------     --------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses) as of June 30, 1998 and December 31, 1997 were $5,896 and $5,780, respectively.

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

C. Credit and Market Risk

   Since the Partnership's business is to trade futures, forward (including foreign exchange transactions) and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At June 30, 1998 and December 31, 1997, such segregated assets totalled $11,791,005 and $15,454,142, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $5,187,186 and $4,551,236 at June 30, 1998 and December 31, 1997, respectively. There are no segregation requirements for assets related to forward trading.

   As of June 30, 1998, all open futures and forward contracts mature within one year.

   At June 30, 1998 and December 31, 1997, gross contract amounts of open futures and forward contracts are:

                                                1998               1997
                                           --------------    -----------------
Futures Currency Contracts:
  Commitments to purchase                   $  3,531,463        $ 3,390,000
  Commitments to sell                          5,220,213          6,473,978
Forward Currency Contracts:
  Commitments to purchase                      3,968,221          1,407,251
  Commitments to sell                         20,157,162         17,951,973
Financial Futures Contracts:
  Commitments to purchase                    266,845,248         94,581,750
  Commitments to sell                         66,357,809        $57,703,723
Other Futures Contracts:
  Commitments to purchase                        233,480          3,567,655
  Commitments to sell                          9,489,916          9,032,727

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

   At June 30, 1998 and December 31, 1997, the fair values of open futures and forward contracts were:

                                                 1998                          1997
                                       ------------------------     --------------------------
                                        Assets      Liabilities       Assets       Liabilities
                                       --------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $205,944     $    48,750     $  139,389      $       --
     Currencies                          21,638          61,851        170,950              --
     Other                              116,564         137,493        872,883          33,653
  Foreign exchanges
     Financial                          307,863         250,532        369,178         132,611
     Other                               16,666          10,725          7,642           1,030
Forward Contracts:
     Currencies                           8,738         673,944        280,315         241,123
                                       --------     -----------     ----------     -----------
                                       $677,413     $ 1,183,295     $1,840,357      $  408,417
                                       --------     -----------     ----------     -----------
                                       --------     -----------     ----------     -----------

   The following table presents the average fair value of futures and forward contracts during the six months ended June 30, 1998 and 1997, respectively.

                                                  1998                           1997
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  150,109      $   30,041     $   88,861      $   10,529
     Currencies                           147,444          30,371         59,208          13,299
     Other                                316,313          68,607        274,642          31,931
  Foreign exchanges
     Financial                            397,159         108,260        242,109         138,158
     Other                                 10,547           5,280          4,942             789
Forward Contracts:
     Currencies                           224,175         356,110        356,121         489,636
                                       ----------     -----------     ----------     -----------
                                       $1,245,747      $  598,669     $1,025,883      $  684,342
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the average fair value of futures and forward contracts during the three months ended June 30, 1998 and 1997, respectively.

                                                 1998                         1997
                                       ------------------------     ------------------------
                                        Assets      Liabilities      Assets      Liabilities
                                       --------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $ 83,776      $   52,572     $109,760      $   10,844
     Currencies                         154,643          33,795       56,772          14,963
     Other                              176,910          82,100      230,470          37,953
  Foreign exchanges
     Financial                          262,465         106,412      241,009         158,995
     Other                               12,260           7,132        5,341             818
Forward Contracts:
     Currencies                         288,900         283,909      179,050         503,227
                                       --------     -----------     --------     -----------
                                       $978,954      $  565,920     $822,402      $  726,800
                                       --------     -----------     --------     -----------
                                       --------     -----------     --------     -----------

   The following tables present trading revenues from futures and forward contracts during the six and three months ended June 30, 1998 and 1997, respectively.

                              For the six months ended          For the three months ended
                                      June 30,                           June 30,
                             ---------------------------     --------------------------------
                                1998            1997               1998              1997
                             -----------     -----------     ----------------     -----------
Futures Contracts:
  Domestic exchanges
     Financial               $  (340,297)     $ (154,146)       $ (304,218)       $   (87,665)
     Currencies                 (100,774)         38,886          (159,777)             3,546
     Other                      (475,379)        186,185            21,007            135,806
  Foreign exchanges
     Financial                  (410,930)        (65,616)         (321,401)          (123,697)
     Other                        24,535          17,789            (3,082)            18,575
Forward Contracts:
     Currencies                 (484,338)       (393,692)         (207,206)          (979,086)
                             -----------     -----------     ----------------     -----------
                             $(1,787,183)     $ (370,594)       $ (974,677)       $(1,032,521)
                             -----------     -----------     ----------------     -----------
                             -----------     -----------     ----------------     -----------

D. Subsequent Event

   Effective August 1, 1998, the General Partner reduced the annual rate of commissions charged to the Partnership from 9% to 8% of net asset value.

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

   At June 30, 1998, 100% of the Partnership's total net assets (the 'Net Asset Value') was allocated to commodities trading. A significant portion of the Net Asset Value was held in U.S. Treasury bills (which represented approximately 83% of the Net Asset Value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Redemptions recorded for the six and three months ended June 30, 1998 were $1,111,335 and $459,863 for the limited partners and $11,243 and $4,595 for the General Partner, respectively. Redemptions by limited partners and the general partner from commencement of operations (October 19, 1988) through June 30, 1998 totalled $42,549,286 and $1,034,837, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

Results of Operations

   The Net Asset Value per Unit as of June 30, 1998 was $382.90, a decrease of 13.81% from the December 31, 1997 Net Asset Value per Unit of $444.27.

   The Partnership's trading for April resulted in losses. Unprofitable sectors included the financial, currency and metal sectors. Partially offsetting losses, gains were recognized in the soft, grain, energy, index and meat sectors. Trading in the financial sector led to losses. Early in the month, 30-year U.S. Treasury bond yields approached record lows, driving prices higher. On April 28th, the market suffered what seemed to be a major setback on a report that the Federal Reserve policy makers were leaning toward a rate hike which would cause bond prices to fall. However, mild inflation data released on April 29th sent bond prices soaring again, pushing the yield back below 6%. In Europe, bond yields, which had been declining for much of the first quarter, rose in April, resulting in losses in most positions held. In the currency sector, the biggest losing position for the Partnership was the deutsche mark as it rose against the U.S. dollar, reflecting expectations of a German tax hike. Long positions in the Australian dollar performed poorly as the Aussie dollar succumbed to the worsening economic picture from Asia. Swiss franc positions lost value as well. On the brighter side, the Partnership was able to partially offset losses with gains in the soft sector. The Partnership took advantage of the five-year low in sugar prices caused by expectations of a large Brazillian crop. Positions in coffee were also profitable. Corn and wheat contracts were profitable in the grain sector, as were positions in light crude and heating oil in the energy sector.

   The Partnership's trading during May resulted in gains. Profitable sectors included the financial, currency, metal, energy and grain sectors. Partially offsetting gains were losses in the index, soft and meat sectors. In the financial sector, the Japanese Government bond (JGB) reached record highs as it rallied in response to reports that no end to economic problems in Japan was in sight. This rise generated profits for the Partnership's long JGB positions. The U.S. 30-year bond rose throughout the month on the back of a strong U.S. dollar, resulting in gains. Long positions in Australian three-year and Treasury bonds also fared well. Hurt by continuing bank failings and other negative news, the Japanese yen continued its slide versus the U.S. dollar in the currency sector. During the month, skeptical investors drove the yen to a seven-year low, generating profits for the Partnership's short positions. Short silver positions in the metal sector gained as silver prices fell due to profit taking by impatient investors who had bought silver with high hopes of rising values. Long S&P 500 positions in the index sector diminished May's profits as the S&P 500 dropped for the first time in more than six months. Cotton and coffee positions were unprofitable in the soft sector as were live cattle positions in the meat sector.

   June trading resulted in losses. Unprofitable sectors included the metal, currency, financial, index and grain sectors. Partially offsetting losses, gains were generated in the energy, soft and meat sectors. Unprofitable positions in the Japanese government bond led losses in the financial sector as the yield rose from record lows following the United State's intervention to support the Japanese yen. The yen's reversal also had a negative impact on the Australian ten-year and three-year bond positions as well as Eurodollar bond positions. With the exception of a downward spike mid-month, the prices of both silver and gold advanced throughout the month, resulting in metal sector losses for the Partnership. As concerns grew over the worsening economic picture in Russia, the value of the German deutsche mark fell versus the U.S. dollar. This initiated a flight to the safety of the British pound driving it higher versus the U.S. dollar. This shift was unprofitable for the Partnership. In the index sector, the S&P 500 began the month with volatile swings. However, these swings subsided and the market trended upwards, resulting in losses for the Partnership's short positions. The Partnership generated profits from short energy sector positions as prices fell on a perceived oversupply of light crude and heating oil. In the soft sector, coffee prices reached an 18-month low on indications of strong supplies, profiting short positions. Trading in cotton positions resulted in profits.

   Interest income from U.S. Treasury bills for the six and three months ended June 30, 1998 decreased by approximately $26,000 and $23,000, respectively, as compared to the same periods in 1997. These declines in interest income were the result of fewer funds being invested in U.S. Treasury bills principally due to redemptions and weak trading performance during the first half of 1998.

   Commissions paid to PSI are calculated on the Partnership's Net Asset Value on the first day of each month and, therefore, vary monthly according to trading performance and redemptions. Accordingly, they must be compared to the fluctuations in the monthly Net Asset Values. Commissions decreased by approximately $53,000 and $34,000 for the six and three months ended June 30, 1998 as compared to the corresponding periods in 1997 principally due to the effect of redemptions and weak trading performance during the first half of 1998 on the monthly Net Asset Values.

   Management fees are calculated on the Partnership's Net Asset Value at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $29,000 and $15,000 for the six and three months ended June 30, 1998 as compared to the corresponding periods in 1997 due to the same reasons commissions decreased as discussed above.

   Incentive fees are based on the New High Net Trading Profits as defined in the Advisory Agreement, as amended, among the Partnership, the General Partner and the trading manager. No incentive fees were earned during the six months ended June 30, 1998 and 1997.

   General and administrative expenses include audit, tax and legal fees as well as printing and postage costs. General and administrative expenses for the six and three months ended June 30, 1998 decreased by approximately $5,000 and $4,000 as compared to the corresponding periods in 1997.

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

PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: August 14, 1998
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant