Form 10-Q
period 1998-09-30
PRUDENTIAL BACHE DIVERSIFIED FUTURES FUND L P
filed 1998-11-16
CIK 833225

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter ended September 30, 1998

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1998              1997
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 1,833,636      $ 3,663,968
U.S. Treasury bills, at amortized cost                                  13,806,810       14,948,662
Net unrealized gain on open commodity positions                          3,590,508        1,431,940
                                                                      -------------     ------------
Total assets                                                           $19,230,954      $20,044,570
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   735,212      $   227,022
Management fees payable                                                     63,964           66,634
Incentive fees payable                                                      61,366          160,551
Accrued expenses                                                            41,530           54,239
                                                                      -------------     ------------
Total liabilities                                                          902,072          508,446
                                                                      -------------     ------------
Commitments

Partners' capital
Limited partners (39,193 and 43,534 units outstanding)                  18,145,541       19,340,647
General partner (396 and 440 units outstanding)                            183,341          195,477
                                                                      -------------     ------------
Total partners' capital                                                 18,328,882       19,536,124
                                                                      -------------     ------------
Total liabilities and partners' capital                                $19,230,954      $20,044,570
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general partnership unit ('Units')     $    462.98      $    444.27
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Nine months ended            Three months ended
                                                    September 30,                 September 30,
                                              -------------------------     -------------------------
                                                 1998           1997           1998           1997
-----------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                                $ (215,080)    $  785,468     $ (365,719)    $1,257,948
Change in net unrealized gain/loss on open
  commodity positions                          2,158,568        659,859      4,096,390        557,973
Interest from U.S Treasury bills                 498,253        561,921        156,173        193,988
                                              ----------     ----------     ----------     ----------
                                               2,441,741      2,007,248      3,886,844      2,009,909
                                              ----------     ----------     ----------     ----------

EXPENSES
Commissions                                    1,145,891      1,275,482        334,092        410,976
Incentive fees                                    61,366             --         61,366             --
Management fees                                  525,414        569,851        172,257        188,127
General and administrative                        58,522         59,496         21,783         17,382
                                              ----------     ----------     ----------     ----------
                                               1,791,193      1,904,829        589,498        616,485
                                              ----------     ----------     ----------     ----------
Net income                                    $  650,548     $  102,419     $3,297,346     $1,393,424
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
ALLOCATION OF NET INCOME
Limited partners                              $  644,034     $  101,393     $3,264,354     $1,379,473
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
General partner                               $    6,514     $    1,026     $   32,992     $   13,951
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
NET INCOME PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income per weighted average
  limited and general partnership unit        $    15.30     $     2.19     $    80.08     $    30.80
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
Weighted average number of
  limited and general partnership units
  outstanding                                     42,514         46,689         41,177         45,246
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
-----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                 UNITS       PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1997             43,974     $19,340,647     $195,477     $19,536,124
Net income                                                      644,034        6,514         650,548
Redemptions                                      (4,385)     (1,839,140)     (18,650)     (1,857,790)
                                                 ------     -----------     --------     -----------
Partners' capital--September 30, 1998            39,589     $18,145,541     $183,341     $18,328,882
                                                 ------     -----------     --------     -----------
                                                 ------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Diversified Futures Fund L.P. (the 'Partnership') as of September 30, 1998 and the results of its operations for the nine and three months ended September 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

B. Related Parties

   Seaport Futures Management, Inc. (the 'General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services. A portion of the general and administrative expenses of the Partnership for the nine months ended September 30, 1998 and 1997 was borne by Prudential Securities Incorporated ('PSI') and its affiliates.

   Costs and expenses charged to the Partnership for these services for the nine and three months ended September 30, 1998 and 1997 were:

                                            Nine months ended          Three months ended
                                              September 30,               September 30,
                                        -------------------------     ---------------------
                                           1998           1997          1998         1997
                                        ----------     ----------     --------     --------
Commissions                             $1,145,891     $1,275,482     $334,092     $410,976
General and Administrative                   8,130          9,900        2,377        1,050
                                        ----------     ----------     --------     --------
                                        $1,154,021     $1,285,382     $336,469     $412,026
                                        ----------     ----------     --------     --------
                                        ----------     ----------     --------     --------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses) as of September 30, 1998 and December 31, 1997 were $5,502 and $5,780, respectively.

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At September 30, 1998 and December 31, 1997, such segregated assets totalled $12,875,959 and $15,454,142, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $5,730,360 and $4,551,236 at September 30, 1998 and December 31, 1997, respectively. There are no segregation requirements for assets related to forward trading.

   As of September 30, 1998, all open futures and forward contracts mature within one year.

   At September 30, 1998 and December 31, 1997, gross contract amounts of open futures and forward contracts are:

                                                1998               1997
                                           --------------    -----------------
Futures Currency Contracts:
  Commitments to purchase                   $  4,394,250        $ 3,390,000
  Commitments to sell                            698,200          6,473,978
Forward Currency Contracts:
  Commitments to purchase                     26,014,468          1,407,251
  Commitments to sell                          1,322,456         17,951,973
Financial Futures Contracts:
  Commitments to purchase                    343,443,752         94,581,750
  Commitments to sell                          4,145,827         57,703,723
Other Futures Contracts:
  Commitments to purchase                      1,383,932          3,567,655
  Commitments to sell                          2,806,689          9,032,727

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

   At September 30, 1998 and December 31, 1997, the fair values of open futures and forward contracts were:

                                                  1998                           1997
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  881,213      $   24,975     $  139,389      $       --
     Currencies                           133,450           8,213        170,950              --
     Other                                 79,195          67,805        872,883          33,653
  Foreign exchanges
     Financial                          1,971,828              --        369,178         132,611
     Other                                 10,698           9,518          7,642           1,030
Forward Contracts:
     Currencies                           853,989         229,354        280,315         241,123
                                       ----------     -----------     ----------     -----------
                                       $3,930,373      $  339,865     $1,840,357      $  408,417
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the average fair value of futures and forward contracts during the nine months ended September 30, 1998 and 1997, respectively.

                                                  1998                           1997
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  252,685      $   31,819     $  156,350      $   17,608
     Currencies                           129,835          31,873         91,729          18,010
     Other                                298,047          65,876        273,732          47,647
  Foreign exchanges
     Financial                            674,464          98,256        478,159          89,059
     Other                                 10,739           6,215          4,747           2,195
Forward Contracts:
     Currencies                           252,043         462,832        428,646         438,809
                                       ----------     -----------     ----------     -----------
                                       $1,617,813      $  696,871     $1,433,363      $  613,328
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the average fair value of futures and forward contracts during the three months ended September 30, 1998 and 1997, respectively.

                                                  1998                           1997
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  420,507      $   39,163     $  331,403      $   12,219
     Currencies                            71,968          41,997        153,447          28,188
     Other                                220,712          79,002        299,303          87,942
  Foreign exchanges
     Financial                          1,068,096         118,818        825,113          29,189
     Other                                 12,558           8,979          5,966           4,459
Forward Contracts:
     Currencies                           239,985         702,375        323,960         430,515
                                       ----------     -----------     ----------     -----------
                                       $2,033,826      $  990,334     $1,939,192      $  592,512
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following tables present trading revenues from futures and forward contracts during the nine and three months ended September 30, 1998 and 1997, respectively.

                             For the nine months ended         For the three months ended
                                   September 30,                     September 30,
                             --------------------------     --------------------------------
                                1998           1997               1998              1997
                             ----------     -----------     ----------------     -----------
Futures Contracts:
  Domestic exchanges
     Financial               $1,230,549     $    19,345        $1,570,846        $   173,489
     Currencies                (203,500)        (99,228)         (102,726)          (138,114)
     Other                     (863,996)        188,597          (388,617)             2,412
  Foreign exchanges
     Financial                2,312,625       1,718,810         2,723,555          1,784,428
     Other                       15,599         (39,784)           (8,936)           (57,573)
Forward Contracts:
     Currencies                (547,789)       (342,413)          (63,451)            51,279
                             ----------     -----------     ----------------     -----------
                             $1,943,488     $ 1,445,327        $3,730,671        $ 1,815,921
                             ----------     -----------     ----------------     -----------
                             ----------     -----------     ----------------     -----------

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

   At September 30, 1998, 100% of the Partnership's total net assets (the 'Net Asset Value') was allocated to commodities trading. A significant portion of the Net Asset Value was held in U.S. Treasury bills (which represented approximately 72% of the Net Asset Value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Redemptions recorded for the nine and three months ended September 30, 1998 were $1,839,140 and $727,805 for the limited partners and $18,650 and $7,407 for the General Partner, respectively. Redemptions by limited partners and the general partner from commencement of operations (October 19, 1988) through September 30, 1998 totalled $43,277,091 and $1,042,244, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

   Effective August 1, 1998, the General Partner reduced the annual rate of commissions charged to the Partnership from 9% to 8% of Net Asset Value.

Year 2000 Risk

   Investment funds, like financial and business organizations and individuals around the world, depend on the smooth functioning of computer systems. The year 2000, however, holds the potential for a significant disruption in the operation of these systems. Many computer systems in use today cannot distinguish the year 2000 from the year 1900 because of the way in which dates are encoded. This is commonly known as the 'Year 2000 Problem.' The Partnership could be adversely affected if computer systems used by it or any third party with whom it has a material relationship do not properly perform date comparisons and calculations concerning dates on or after January 1, 2000, which in turn could have a negative impact on the handling or determination of trades and prices and the services provided to the Partnership.

   The Partnership has engaged third parties to perform primarily all of the services it needs. Accordingly, the Partnership's Year 2000 problems, if any, are not its own but those that center on the ability of the General Partner, Prudential Securities Incorporated, its trading manager and any other third party with whom the Partnership has a material relationship (individually, a 'Service Provider,' and collectively, the 'Service Providers') to address and correct problems that may cause their systems not to function as intended as a result of the Year 2000 Problem.

   The Partnership has received assurances from its General Partner and from Prudential Securities Incorporated that they anticipate being able to continue their operations without any material adverse impact from the Year 2000 Problem. Although other Service Providers, such as the Partnership's trading manager, have not made similar representations to the Partnership, the Partnership has no reason to believe that these Service Providers will not take steps necessary to avoid any material adverse impact on the Partnership, though there can be no assurance that this will be the case. The costs or consequences of incomplete or untimely resolution of the Year 2000 Problem by the Service Providers, or by governments, exchanges, clearing houses, regulators, banks and other third parties, are unknown to the Partnership at this time, but could have a material adverse impact on the operations of the Partnership. The General Partner will promptly notify the Partnership's limited partners in the event it determines that the Year 2000 Problem will have a material adverse impact on the Partnership's operations.

   The Partnership has considered various alternatives as a contingency plan. If the Year 2000 Problems are systemic, for example, the federal government, the banking system, exchanges or utilities are affected materially, there may be no adequate contingency plan for the Partnership to follow other than to suspend operations. If the Year 2000 Problems are related to one or more of the other Service Providers selected by the Partnership, the Partnership believes that each such Service Provider is prepared to address any Year 2000 Problems which arise that could have a material adverse impact on the Partnership's operations.

Results of Operations

   The Net Asset Value per Unit as of September 30, 1998 was $462.98, an increase of 4.21% from the December 31, 1997 Net Asset Value per Unit of $444.27. Additionally, the Net Asset Value per Unit increased 20.91% during the quarter ended September 30, 1998.

   Third quarter trading resulted in gains. Profitable sectors included the financial, grain, index and meat sectors. Partially offsetting gains, losses were experienced in the metal, currency, soft and energy sectors. Residual effects from June's Japanese yen intervention resulted in a rough start for the Partnership's third quarter performance. However, markets subsequently began to shift in directions favoring the Partnership's positions. The financial sector began the quarter with considerable volatility. As the quarter progressed, this sector began to draw attention as an alternative to the falling stock market. This 'flight-to-quality' resulted in significant profits for the Partnership's positions, particularly in German ten-year, Japanese, U.S. ten-year, U.S. Treasury and Eurodollar bonds. In the grain sector, favorable weather for crops early on in the quarter caused prices of corn and wheat to plunge, profiting the Partnership's short exposure. Short positions in the index sector performed well as the British FTSE 100 fell along with other world indices in August and September. Losses were experienced primarily in the metal sector. Silver positions lost the greatest amount as indications of declining warehouse inventories caused prices to rise. Copper trading was unprofitable for the Partnership as well. Currency sector exposure led to losses in Japanese yen, British pound, Australian dollar and German mark positions as market uncertainty led to increased volatility.

   Interest income from U.S. Treasury bills for the nine and three months ended September 30, 1998 decreased by approximately $64,000 and $38,000, respectively, as compared to the same periods in 1997. These declines in interest income were the result of fewer funds being invested in U.S. Treasury bills principally due to weak trading performance during the first half of 1998 and redemptions, as well as the result of a decline in interest rates during 1998.

   Commissions paid to PSI are calculated on the Partnership's Net Asset Value on the first day of each month and, therefore, vary monthly according to trading performance and redemptions. Accordingly, they must be compared to the fluctuations in the monthly Net Asset Values. Commissions decreased by approximately $130,000 and $77,000 for the nine and three months ended September 30, 1998 as compared to the corresponding periods in 1997 principally due to the effect of weak trading performance during the first half of 1998 and redemptions on the monthly Net Asset Values as well as a reduction in the commission rate from 9% to 8% as discussed in Liquidity and Capital Resources above.

   Management fees are calculated on the Partnership's Net Asset Value at the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approxi-mately $44,000 and $16,000 for the nine and three months ended September 30, 1998 as compared to the corresponding periods in 1997 due to fluctuations in monthly Net Asset Values as described above.

   Incentive fees are based on the New High Net Trading Profits as defined in the Advisory Agreement, as amended, among the Partnership, the General Partner and the trading manager. Incentive fees earned by the trading manager, as a result of a strong trading performance during the third quarter of 1998, were approximately $61,000 for the nine and three months ended September 30, 1998. No incentive fee was earned by the trading manager during the corresponding periods in 1997.

   General and administrative expenses include audit, tax and legal fees as well as printing and postage costs. General and administrative expenses for the nine months ended September 30, 1998 decreased by approximately $1,000 as compared to the corresponding period in 1997 but increased by approximately $4,000 for the three months ended September 30, 1998 as compared to the corresponding period in 1997.

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

PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: November 13, 1998
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant