Form 10-K
period 1998-12-31
PRUDENTIAL BACHE DIVERSIFIED FUTURES FUND L P
filed 1999-03-31
CIK 833225

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1998

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes CK No _

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE

   Agreement of Limited Partnership of the Registrant, dated May 25, 1988, as amended and restated as of July 12, 1988, included as part of the Registration Statement on Form S-1 (File No. 33-22100) filed with the Securities and Exchange Commission on June 1, 1988 pursuant to Rule 424(b) of the Securities Act of 1933, is incorporated by reference into Part IV of this Annual Report on Form 10-K.

   Annual Report to Limited Partners for the year ended December 31, 1998 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                                Index to exhibits can be found on pages 7 and 8.

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)

                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................     3
Item  2    Properties.......................................................................     3
Item  3    Legal Proceedings................................................................     3
Item  4    Submission of Matters to a Vote of Limited Partners..............................     4


PART II
Item  5    Market for the Registrant's Units and Related Limited Partner Matters............     4
Item  6    Selected Financial Data..........................................................     4
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................     4
Item 7A    Quantitative and Qualitative Disclosures About Market Risk.......................     4
Item  8    Financial Statements and Supplementary Data......................................     4
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................     4

PART III
Item 10    Directors and Executive Officers of the Registrant...............................     5
Item 11    Executive Compensation...........................................................     6
Item 12    Security Ownership of Certain Beneficial Owners and Management...................     6
Item 13    Certain Relationships and Related Transactions...................................     6

PART IV
Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................     7
           Financial Statements and Financial Statement Schedules...........................     7
           Exhibits.........................................................................     7
           Reports on Form 8-K..............................................................     8

SIGNATURES..................................................................................     9

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

   All trading decisions for the Registrant are made by John W. Henry & Company, Inc. (the 'Trading Manager'), an independent commodity trading manager which manages the Registrant's assets pursuant to three trading programs developed by the Trading Manager. The Trading Manager had been trading the Registrant's assets pursuant to five of its trading programs since commencement of operations until April 1, 1997 when the general partner of the Registrant reallocated the Registrant's assets so that only three of the trading programs remained as further discussed in Note A to the Registrant's annual report to the limited partners for the year ended December 31, 1998 ('Registrant's 1998 Annual Report') which is filed as an exhibit hereto. The general partner of the Registrant retains the authority to override trading instructions that violate the Registrant's trading policies.

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

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partner and its affiliates pursuant to the Partnership Agreement as further discussed in Notes A, C and D to the Registrant's 1998 Annual Report which is filed as an exhibit hereto.

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

   As of March 4, 1999, there were 559 holders of record owning 38,978 Units which include 390 units of general partnership interest.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 9 of the Registrant's 1998 Annual Report which is filed as an exhibit hereto.

                                                       Year ended December 31,
                                 -------------------------------------------------------------------
                                    1998          1997          1996          1995          1994
                                 -----------   -----------   -----------   -----------   -----------
Total revenues (including
  interest)....................  $ 2,595,752   $ 4,284,472   $ 7,090,392   $ 8,060,997   $   929,176
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------

Net income (loss)..............  $   254,155   $ 1,599,123   $ 4,107,441   $ 5,284,484   $(1,739,097)
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
Net income (loss) per weighted
  average Unit.................  $      6.08   $     34.66   $     76.69   $     86.19   $    (25.65)
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------

Total assets...................  $18,049,078   $20,044,570   $21,401,289   $19,467,438   $16,120,278
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
Net asset value per Unit.......  $    452.97   $    444.27   $    407.47   $    326.48   $    243.73
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 10 through 12 of the Registrant's 1998 Annual Report which is filed as an exhibit hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 9 of the Registrant's 1998 Annual Report which is filed as an exhibit hereto.

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

   The General Partner's directors and executive officers, and any persons holding more than 10% of the Registrant's Units ('Ten Percent Owners') are required to report their initial ownership of such Units and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 or 5. Such executive officers, directors and Ten Percent Owners are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 and 5 they file. All of these filing requirements were satisfied on a timely basis (except Tamara B. Wright, who did not file Form 3 in a timely manner upon becoming a director, but has subsequently filed and is now current in all filings). In making these disclosures, the Registrant has relied solely on written representations of the General Partner's directors and executive officers or copies of the reports that they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

   The directors and executive officers of Seaport Futures Management, Inc. and their positions with respect to the Registrant are as follows:

            Name                                      Position
Eleanor L. Thomas               First Vice President
Barbara J. Brooks               Chief Financial Officer
Steven Carlino                  Vice President, Chief Accounting Officer and
                                  Treasurer
A. Laurence Norton, Jr.         Director
Guy S. Scarpaci                 Director
Tamara B. Wright                Senior Vice President and Director

ELEANOR L. THOMAS, age 44, has been a Vice President of Seaport Futures Management, Inc. and Prudential Securities Futures Management Inc. since April 1993 and a First Vice President since October 1998. She is primarily responsible for origination, asset allocation, and due diligence for the managed futures group within PSI. She is also a First Vice President of PSI. Prior to joining PSI in March 1993, she was with MC Baldwin Financial Company from June 1990 through February 1993 and Arthur Andersen & Co. from 1986 through May 1990. Ms. Thomas is a certified public accountant.

BARBARA J. BROOKS, age 50, is the Chief Financial Officer of Seaport Futures Management, Inc. She is a Senior Vice President of PSI. She is also the Chief Financial Officer of Prudential Securities Futures Management Inc. and serves in various capacities for other affiliated companies. She has held several positions within PSI since April 1983. Ms. Brooks is a certified public accountant.

STEVEN CARLINO, age 35, is a Vice President and Treasurer of Seaport Futures Management, Inc. He is a First Vice President of PSI. He is also a Vice President and Treasurer of Prudential Securities Futures Management Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in October 1992, he was with Ernst & Young for six years. Mr. Carlino is a certified public accountant.

A. LAURENCE NORTON, JR., age 60, is a Director of Seaport Futures Management, Inc. He is an Executive Vice President of PSI and, since March 1994, has been the head of the International and Futures Divisions of PSI. He is also a Director of Prudential Securities Futures Management Inc. From October 1991 to March 1994, he held the position of Executive Director of Retail Development and Retail Strategies at PSI. Prior to joining PSI in 1991, Mr. Norton was a Senior Vice President and Branch Manager of Shearson Lehman Brothers.

GUY S. SCARPACI, age 52, is a Director of Seaport Futures Management, Inc. He is a First Vice President of the Futures Division of PSI. He is also a Director of Prudential Securities Futures Management Inc. Mr. Scarpaci has been employed by PSI in positions of increasing responsibility since August 1974.

TAMARA B. WRIGHT, age 40, is a Director and a Senior Vice President of Seaport Futures Management, Inc. She is a Senior Vice President and Chief Administrative Officer for the International and Futures Divisions of PSI. She is also a Director and a Senior Vice President of Prudential Securities Futures Management Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in July 1988, she was a manager with Price Waterhouse.

  During the fourth quarter of 1998, Steven Carlino replaced Barbara J. Brooks as Treasurer of Seaport Futures Management, Inc. and Prudential Securities Futures Management Inc. Additionally, during December 1998, Tamara B. Wright was elected as a Senior Vice President and Director of Seaport Futures Management, Inc. and Prudential Securities Futures Management Inc. On March 26, 1999, Thomas
M. Lane, Jr. resigned as President and Director of Seaport Futures Management, Inc. and Prudential Securities Futures Management Inc.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 4, 1999, no director or officer of the General Partner owns directly or beneficially any interest in the voting securities of the General Partner.

   As of March 4, 1999, no director or officer of the General Partner owns directly or beneficially any of the Units issued by the Registrant.

   As of March 4, 1999, no partner beneficially owns more than five percent (5%) of the outstanding limited partnership units issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the General Partner.

   Reference is made to Notes A, C and D to the financial statements in the Registrant's 1998 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                                            Page in
                                                                                         Annual Report
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      1.   Financial Statements and Report of Independent
              Accountants--incorporated by reference to the Registrant's 1998 Annual
              Report which is filed as an exhibit hereto

              Report of Independent Accountants                                                2

              Financial Statements:

              Statements of Financial Condition--December 31, 1998 and 1997                    3

              Statements of Operations--Three years ended December 31, 1998                    4

              Statements of Changes in Partners' Capital--Three years ended December
              31, 1998                                                                         4

              Notes to Financial Statements                                                    5

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

       13.1   Registrant's 1998 Annual Report (with the exception of the information and data incorporated by reference in Items 7 and 8 of this Annual
              Report on Form 10-K, no other information or data appearing in the
              Registrant's 1998 Annual Report is to be deemed filed as part of this report) (filed herewith)

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

Prudential-Bache Diversified Futures Fund L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                             Date: March 31, 1999
     ----------------------------------------------
     Steven Carlino
     Vice President, Chief Accounting Officer
       and Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Eleanor L. Thomas                          Date: March 31, 1999
     -----------------------------------------------
     Eleanor L. Thomas
     First Vice President

     By: /s/ Barbara J. Brooks                          Date: March 31, 1999
     -----------------------------------------------
     Barbara J. Brooks
     Chief Financial Officer

     By: /s/ Steven Carlino                             Date: March 31, 1999
     ------------------------------------------------
     Steven Carlino
     Vice President and Treasurer

     By:                                                 Date:
     ------------------------------------------------
     A. Laurence Norton, Jr.
     Director

     By: /s/ Guy S. Scarpaci                              Date: March 31, 1999
     ------------------------------------------------
     Guy S. Scarpaci
     Director

     By: /s/ Tamara B. Wright                             Date: March 31, 1999
     ------------------------------------------------
     Tamara B. Wright
     Senior Vice President and Director