Form 10-Q
period 1999-03-31
PRUDENTIAL BACHE DIVERSIFIED FUTURES FUND L P
filed 1999-05-14
CIK 833225

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter ended March 31, 1999

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,       December 31,
                                                                          1999              1998
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 3,901,054      $ 3,671,967
U.S. Treasury bills, at amortized cost                                  12,599,463       12,676,437
Net unrealized gain on open commodity positions                            510,290        1,700,674
                                                                      -------------     ------------
Total assets                                                           $17,010,807      $18,049,078
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   753,077      $   276,765
Management fees payable                                                     56,551           59,976
Accrued expenses                                                            45,624           56,613
                                                                      -------------     ------------
Total liabilities                                                          855,252          393,354
                                                                      -------------     ------------
Commitments

Partners' capital
Limited partners (36,869 and 38,588 units outstanding)                  15,993,746       17,479,065
General partner (373 and 390 units outstanding)                            161,809          176,659
                                                                      -------------     ------------
Total partners' capital                                                 16,155,555       17,655,724
                                                                      -------------     ------------
Total liabilities and partners' capital                                $17,010,807      $18,049,078
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general partnership unit ('Units')     $    433.80      $    452.97
                                                                      -------------     ------------
                                                                      -------------     ------------
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

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                            Three months ended
                                                                                 March 31,
                                                                        ---------------------------
                                                                           1999            1998
---------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity transactions                             $   835,471     $   110,672
Change in net unrealized gain on open commodity positions                (1,190,384)       (923,178)
Interest from U.S Treasury bills                                            143,225         182,048
                                                                        -----------     -----------
                                                                           (211,688)       (630,458)
                                                                        -----------     -----------

EXPENSES
Commissions                                                                 345,352         428,989
Management fees                                                             170,772         187,067
General and administrative                                                   19,280          19,216
                                                                        -----------     -----------
                                                                            535,404         635,272
                                                                        -----------     -----------
Net loss                                                                $  (747,092)    $(1,265,730)
                                                                        -----------     -----------
                                                                        -----------     -----------
ALLOCATION OF NET LOSS
Limited partners                                                        $  (739,617)    $(1,253,065)
                                                                        -----------     -----------
                                                                        -----------     -----------
General partner                                                         $    (7,475)    $   (12,665)
                                                                        -----------     -----------
                                                                        -----------     -----------
NET LOSS PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net loss per weighted average
  limited and general partnership unit                                  $    (19.17)    $    (28.78)
                                                                        -----------     -----------
                                                                        -----------     -----------
Weighted average number of
  limited and general partnership units outstanding                          38,978          43,974
                                                                        -----------     -----------
                                                                        -----------     -----------
---------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                 UNITS       PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1998             38,978     $17,479,065     $176,659     $17,655,724
Net loss                                             --        (739,617)      (7,475)       (747,092)
Redemptions                                      (1,736)       (745,702)      (7,375)       (753,077)
                                                 ------     -----------     --------     -----------
Partners' capital--March 31, 1999                37,242     $15,993,746     $161,809     $16,155,555
                                                 ------     -----------     --------     -----------
                                                 ------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Diversified Futures Fund L.P. (the 'Partnership') as of March 31, 1999 and the results of its operations for the three months ended March 31, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

B. Related Parties

   Seaport Futures Management, Inc. (the 'General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services. A portion of the general and administrative expenses of the Partnership for the three months ended March 31, 1999 and 1998 was borne by Prudential Securities Incorporated ('PSI') and its affiliates.

   Costs and expenses charged to the Partnership for these services for the three months ended March 31, 1999 and 1998 were:

                                           1999         1998
--------------------------------------------------------------
Commissions                              $345,352     $428,989
General and administrative                  1,107        3,281
                                         --------     --------
                                         $346,459     $432,270
                                         --------     --------
                                         --------     --------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses) as of March 31, 1999 and December 31, 1998 were $6,807 and $6,853, respectively.

   The Partnership's assets are maintained either in trading or cash accounts with PSI, the Partnership's commodity broker and an affiliate of the General Partner, or for margin purposes, with the various exchanges on which the Partnership is permitted to trade.

   The Partnership, acting through its trading manager, executes over-the-counter, spot, forward and/or option foreign exchange transactions with PSI. PSI then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. ('PBGM'). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PSI and the Partnership pursuant to a line of credit. PSI may require that collateral be posted against the marked-to-market position of the Partnership.

C. Credit and Market Risk

   Since the Partnership's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

   Futures, forward and options contracts involve varying degrees of off-balance sheet risk; and changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the contracts (or commodities underlying the contracts) frequently result in changes in the Partnership's unrealized gain

(loss) on open commodity positions reflected in the statements of financial condition. The Partnership's exposure to market risk is influenced by a number of factors including the relationships among the contracts held by the Partnership as well as the liquidity of the markets in which the contracts are traded.

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

   The General Partner attempts to minimize both credit and market risks by requiring the Partnership's trading manager to abide by various trading limitations and policies. The General Partner monitors compliance with these trading limitations and policies which include, but are not limited to: executing and clearing all trades with creditworthy counterparties (currently, PSI is the sole counterparty or broker), limiting the amount of margin or premium required for any one commodity or all commodities combined and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. The General Partner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading manager as it, in good faith, deems to be in the best interests of the Partnership.

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At March 31, 1999, such segregated assets totalled $12,073,441. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $4,820,776 at March 31, 1999. There are no segregation requirements for assets related to forward trading.

   As of March 31, 1999, all open futures and forward contracts mature within one year.

   At March 31, 1999 and December 31, 1998, gross contract amounts of open futures and forward contracts are:

                                                1999               1998
                                           --------------    -----------------
Futures Currency Contracts:
  Commitments to purchase                   $  2,366,078       $  10,565,568
  Commitments to sell                         22,382,100           4,949,313
Forward Currency Contracts:
  Commitments to sell                          6,329,936           4,219,516
Financial Futures Contracts:
  Commitments to purchase                     40,162,076          78,684,333
  Commitments to sell                        138,614,151         146,222,704
Other Futures Contracts:
  Commitments to purchase                      1,775,756             696,677
  Commitments to sell                          6,652,581           3,973,905

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

   At March 31, 1999 and December 31, 1998, the fair values of open futures and forward contracts were:

                                                      1999                          1998
                                            ------------------------     --------------------------
                                             Assets      Liabilities       Assets       Liabilities
                                            --------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                              $159,331      $   15,881     $   76,613      $  186,825
     Currencies                              210,760         114,675        313,683          34,663
     Other                                   155,725          39,082        118,553          37,369
  Foreign exchanges
     Financial                               194,506         175,460      1,616,559         110,998
     Other                                    19,967           1,491         17,057           2,810
Forward Contracts:
     Currencies                              116,590              --             --          69,126
                                            --------     -----------     ----------     -----------
                                            $856,879      $  346,589     $2,142,465      $  441,791
                                            --------     -----------     ----------     -----------
                                            --------     -----------     ----------     -----------

   The following table presents the average fair value of futures and forward contracts during the three months ended March 31, 1999 and 1998, respectively.

                                                  1999                           1998
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  130,860      $   72,270     $  186,677      $   22,141
     Currencies                           293,752          61,663        154,927          20,624
     Other                                109,568          40,660        397,333          49,369
  Foreign exchanges
     Financial                            936,282         126,407        453,896         109,352
     Other                                 15,549           2,843          8,639           3,357
Forward Contracts:
     Currencies                           110,351          21,410        195,651         345,737
                                       ----------     -----------     ----------     -----------
                                       $1,596,362      $  325,253     $1,397,123      $  550,580
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents trading revenues from futures and forward contracts during the three months ended March 31, 1999 and 1998, respectively.

                                               1999            1998
                                            -----------      ---------
Futures Contracts:
  Domestic exchanges
     Financial                              $   438,165      $ (36,079)
     Currencies                                 (38,103)        59,003
     Other                                     (182,211)      (496,386)
  Foreign exchanges
     Financial                               (1,102,468)       (89,529)
     Other                                       32,233         27,617
Forward Contracts:
     Currencies                                 497,471       (277,132)
                                            -----------      ---------
                                            $  (354,913)     $(812,506)
                                            -----------      ---------
                                            -----------      ---------

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

   At March 31, 1999, 100% of the Partnership's net asset value was allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 75% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Since the Partnership's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Partnership's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Partnership's speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond the Partnership's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The General Partner attempts to minimize these risks by requiring the Partnership's trading manager to abide by various trading limitations and policies. See Note C to the financial statements for a further discussion on the credit and market risks associated with the Partnership's futures, forward and options contracts.

   Redemptions recorded for the three months ended March 31, 1999 were $745,702 for the limited partners and $7,375 for the General Partner, and from commencement of operations (October 19, 1988) through March 31, 1999 totalled $44,296,839 and $1,052,338, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Unit as of March 31, 1999 was $433.80, a decrease of 4.23% from the December 31, 1998 net asset value per Unit of $452.97.

   First quarter trading resulted in net losses. The Partnership incurred losses in the financial, metal, soft and grain sectors. Profits were recorded in the currency, energy and index sectors.

   The Partnership experienced losses in the financial sector due to positions in the Euro 10 year bond, Japanese government bond and LIFFE three month interest rate, which reacted to volatility in the interest rate markets throughout the first quarter. The metal sector rallied during the first half of the quarter until events in Kosovo led to NATO military attacks on Yugoslavia resulting in losses for the Partnership. Grain sector positions in soybeans incurred losses for the Partnership due to weak Asian demand and large global soybean surpluses.

   During the quarter, the U.S. dollar continued its surge, supported by strong economic statistics and fueled by interest rate differentials. Additionally, the Brazil-International Monetary Fund agreement released some pressure off the U.S. dollar as some level of confidence seemed to be restored in Latin America. As a result, the U.S. dollar posted significant gains against the Euro, which contributed to Partnership profits. Positions in the energy sector experienced gains during the quarter. Energy markets continued to set new highs, propelled by OPEC's announcement to make substantial cuts in crude oil exports.

   Interest income is earned on the Partnership's investment in U.S. Treasury bills and varies monthly according to interest rates, trading performance and redemptions. Interest income from U.S. Treasury bills for the three months ended March 31, 1999 decreased by approximately $39,000 as compared to 1998. The decline in interest income was the result of lower interest rates in 1999 as well as fewer funds being invested in U.S. Treasury bills due to redemptions.

   Commissions paid to PSI are calculated on the Partnership's net asset value on the first day of each month and, therefore, vary monthly according to trading performance and redemptions. Accordingly, they must be compared to the fluctuations in the monthly net asset values. Commissions decreased by approximately $84,000 for the three months ended March 31, 1999 as compared to the corresponding period in 1998 principally due to the effect of 1998 redemptions on the monthly net asset values as well as a reduction in the annual commission rate from 9% to 8% of the monthly net asset values which took effect August 1, 1998.

   All trading decisions for the Partnership are made by John W. Henry & Company, Inc. Management fees are calculated on the Partnership's net asset value as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $16,000 for the three months ended March 31, 1999 as compared to the corresponding period in 1998 principally due to the effect of 1998 redemptions on the monthly net asset values.

   Incentive fees are based on the New High Net Trading Profits generated by the trading manager, as defined in the Advisory Agreement among the Partnership, the General Partner and the trading manager. No incentive fees were earned during the three months ended March 31, 1999 and 1998.

   General and administrative expenses include audit, tax and legal fees as well as printing and postage costs. General and administrative expenses for the three months ended March 31, 1999 was comparable to the corresponding period in 1998.

Year 2000 Risk

   A discussion of Year 2000 risk and its effect on the operations of the Partnership is included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--Effective April 1999 Eleanor L. Thomas and Joseph A. Filicetti have been elected by the Board of Directors of the General Partner as directors. In addition, Ms. Thomas has also been elected by the Board of Directors as President of the General Partner replacing Thomas M. Lane. Ms. Thomas joined PSI in February 1993 and is primarily responsible for origination, asset allocation, and due diligence for Managed Futures. Mr. Filicetti was elected by the Board of Directors of the General Partner as Executive Vice President. Mr. Filicetti joined PSI in September 1998 and is the Director of Sales and Marketing for Managed Futures.

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

PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: May 14, 1999
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer