Form 10-Q
period 1999-06-30
PRUDENTIAL BACHE DIVERSIFIED FUTURES FUND L P
filed 1999-08-13
CIK 833225

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter ended June 30, 1999

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,        December 31,
                                                                          1999              1998
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 3,854,698      $ 3,671,967
U.S. Treasury bills, at amortized cost                                  12,369,698       12,676,437
Net unrealized gain on open commodity positions                          1,411,804        1,700,674
                                                                      -------------     ------------
Total assets                                                           $17,636,200      $18,049,078
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   881,993      $   276,765
Management fees payable                                                     58,685           59,976
Accrued expenses                                                            30,954           56,613
                                                                      -------------     ------------
Total liabilities                                                          971,632          393,354
                                                                      -------------     ------------
Commitments

Partners' capital
Limited partners (35,016 and 38,588 units outstanding)                  16,497,780       17,479,065
General partner (354 and 390 units outstanding)                            166,788          176,659
                                                                      -------------     ------------
Total partners' capital                                                 16,664,568       17,655,724
                                                                      -------------     ------------
Total liabilities and partners' capital                                $17,636,200      $18,049,078
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general partnership unit ('Units')     $    471.15      $    452.97
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                                       2

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Six Months Ended               Three Months Ended
                                                     June 30,                        June 30,
                                            ---------------------------     ---------------------------
                                               1999            1998            1999            1998
-------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity
  transactions                              $ 1,708,103     $   150,639     $   872,632     $    39,967
Change in net unrealized gain on open
  commodity positions                          (288,870)     (1,937,822)        901,514      (1,014,644)
Interest from U.S Treasury bills                277,394         342,080         134,169         160,032
                                            -----------     -----------     -----------     -----------
                                              1,696,627      (1,445,103)      1,908,315        (814,645)
                                            -----------     -----------     -----------     -----------

EXPENSES
Commissions                                     674,651         811,799         329,299         382,810
Management fees                                 340,642         353,157         169,870         166,090
General and administrative                       37,420          36,739          18,140          17,523
                                            -----------     -----------     -----------     -----------
                                              1,052,713       1,201,695         517,309         566,423
                                            -----------     -----------     -----------     -----------
Net income (loss)                           $   643,914     $(2,646,798)    $ 1,391,006     $(1,381,068)
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                            $   637,458     $(2,620,320)    $ 1,377,075     $(1,367,255)
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
General partner                             $     6,456     $   (26,478)    $    13,931     $   (13,813)
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit      $     16.90     $    (61.29)    $     37.35     $    (32.58)
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
Weighted average number of
  limited and general partnership units
  outstanding                                    38,110          43,182          37,242          42,390
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
-------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                 UNITS       PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1998             38,978     $17,479,065     $176,659     $17,655,724
Net income                                         --           637,458        6,456         643,914
Redemptions                                      (3,608)     (1,618,743)     (16,327)     (1,635,070)
                                                 ------     -----------     --------     -----------
Partners' capital--June 30, 1999                 35,370     $16,497,780     $166,788     $16,664,568
                                                 ------     -----------     --------     -----------
                                                 ------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Diversified Futures Fund L.P. (the 'Partnership') as of June 30, 1999 and the results of its operations for the six and three months ended June 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

New Accounting Guidance

   In June 1999, the Financial Accounting Standards Board ('FASB') issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133, which delayed the effective date of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ('SFAS 133'). The Partnership does not believe the effect of adoption of SFAS 133, now required effective January 1, 2001, will be material.

B. Related Parties

   Seaport Futures Management, Inc. (the 'General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services. A portion of the general and administrative expenses of the Partnership for the six and three months ended June 30, 1999 and 1998 was borne by Prudential Securities Incorporated ('PSI') and its affiliates.

   Costs and expenses charged to the Partnership for these services for the six and three months ended June 30, 1999 and 1998 were:

                                                                           For the three months
                                          For the six months ended                 ended
                                                  June 30,                       June 30,
                                          -------------------------      -------------------------
                                            1999             1998          1999             1998
--------------------------------------------------------------------------------------------------
Commissions                               $674,651         $811,799      $329,299         $382,810
General and administrative                   2,776            5,753         1,669            2,472
                                          --------         --------      --------         --------
                                          $677,427         $817,552      $330,968         $385,282
                                          --------         --------      --------         --------
                                          --------         --------      --------         --------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses) as of June 30, 1999 and December 31, 1998 were $5,146 and $6,853, respectively.

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

   The General Partner attempts to minimize both credit and market risks by requiring the Partnership and its trading manager to abide by various trading limitations and policies. The General Partner monitors compliance with these trading limitations and policies which include, but are not limited to: executing and clearing all trades with creditworthy counterparties (currently, PSI is the sole counterparty or broker), limiting the amount of margin or premium required for any one commodity or all commodities combined and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreement among the Partnership, the General Partner and the trading manager, the General Partner has the right, among other rights, to terminate the trading manager if the net asset value allocated to the trading manager declines by 50% from the value at the beginning of any year or 40% since the commencement of trading activities. Furthermore, the Amended and Restated Agreement of Limited Partnership provides that the Partnership will liquidate its positions, and eventually dissolve, if the Partnership experiences a decline in the net asset value to less than 50% of the value at commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions and redemptions. The General Partner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading manager as it, in good faith, deems to be in the best interests of the Partnership.

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At June 30, 1999, such segregated assets totalled $12,568,465. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $5,017,580 at June 30, 1999. There are no segregation requirements for assets related to forward trading.

   As of June 30, 1999, all open futures and forward contracts mature within one year.

   At June 30, 1999 and December 31, 1998, gross contract amounts of open futures and forward contracts are:

                                                1999               1998
                                           --------------    -----------------
Futures Currency Contracts:
  Commitments to purchase                   $    736,830       $  10,565,568
  Commitments to sell                         22,558,450           4,949,313
Forward Currency Contracts:
  Commitments to sell                          5,644,116           4,219,516
Financial Futures Contracts:
  Commitments to purchase                      3,510,999          78,684,333
  Commitments to sell                        288,910,751         146,222,704
Other Futures Contracts:
  Commitments to purchase                      2,015,246             696,677
  Commitments to sell                          6,321,232           3,973,905

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

   At June 30, 1999 and December 31, 1998, the fair values of open futures and forward contracts were:

                                                       1999                           1998
                                            --------------------------     --------------------------
                                              Assets       Liabilities       Assets       Liabilities
                                            ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                              $  224,720      $   20,375     $   76,613      $  186,825
     Currencies                                162,158          17,500        313,683          34,663
     Other                                     338,446          50,417        118,553          37,369
  Foreign exchanges
     Financial                                 755,646          10,006      1,616,559         110,998
     Other                                      13,900          34,923         17,057           2,810
Forward Contracts:
     Currencies                                 50,155              --             --          69,126
                                            ----------     -----------     ----------     -----------
                                            $1,545,025      $  133,221     $2,142,465      $  441,791
                                            ----------     -----------     ----------     -----------
                                            ----------     -----------     ----------     -----------

   The following tables present the average fair value of futures and forward contracts during the six and three months ended June 30, 1999 and 1998, respectively:

                                                       For the six months ended
                                       ---------------------------------------------------------
                                             June 30, 1999                  June 30, 1998
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  141,843      $   47,669     $  150,109      $   30,041
     Currencies                           321,064          54,270        147,444          30,371
     Other                                142,151          70,670        316,313          68,607
  Foreign exchanges
     Financial                            808,407          93,025        397,159         108,260
     Other                                 16,769          11,777         10,547           5,280
Forward Contracts:
     Currencies                           150,380          12,234        224,175         356,110
                                       ----------     -----------     ----------     -----------
                                       $1,580,614      $  289,645     $1,245,747      $  598,669
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

                                                      For the three months ended
                                       ---------------------------------------------------------
                                             June 30, 1999                  June 30, 1998
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  157,199      $   15,120     $   83,776      $   52,572
     Currencies                           320,799          61,978        154,643          33,795
     Other                                178,129          92,783        176,910          82,100
  Foreign exchanges
     Financial                            527,057          80,252        262,465         106,412
     Other                                 18,788          18,139         12,260           7,132
Forward Contracts:
     Currencies                           181,961              --        288,900         283,909
                                       ----------     -----------     ----------     -----------
                                       $1,383,933      $  268,272     $  978,954      $  565,920
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following tables present trading revenues from futures and forward contracts during the six and three months ended June 30, 1999 and 1998, respectively:

                                                                              For the three months
                                             For the six months ended                 ended
                                                     June 30,                       June 30,
                                            ---------------------------     -------------------------
                                               1999            1998            1999           1998
                                            -----------     -----------     -----------     ---------
Futures Contracts:
  Domestic exchanges
     Financial                              $   742,279     $  (340,297)    $   304,114     $(304,218)
     Currencies                                 342,645        (100,774)        380,748      (159,777)
     Other                                       15,428        (475,379)        197,639        21,007
  Foreign exchanges
     Financial                                 (452,436)       (410,930)        650,032      (321,401)
     Other                                        9,819          24,535         (22,414)       (3,082)
Forward Contracts:
     Currencies                                 761,498        (484,338)        264,027      (207,206)
                                            -----------     -----------     -----------     ---------
                                            $ 1,419,233     $(1,787,183)    $ 1,774,146     $(974,677)
                                            -----------     -----------     -----------     ---------
                                            -----------     -----------     -----------     ---------

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

   At June 30, 1999, 100% of the Partnership's net asset value was allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 70% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Since the Partnership's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Partnership's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Partnership's speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond the Partnership's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The General Partner attempts to minimize these risks by requiring the Partnership and its trading manager to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and utilizing stop loss provisions. See Note C to the financial statements for a further discussion on the credit and market risks associated with the Partnership's futures, forward and options contracts.

   Redemptions recorded for the six and three months ended June 30, 1999 were $1,618,743 and $873,041, respectively, for the limited partners and $16,327 and $8,952, respectively, for the General Partner, and from commencement of operations, October 19, 1988 through June 30, 1999, totalled $45,169,880 for the limited partners and $1,061,290 for the General Partner. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Unit as of June 30, 1999 was $471.15, an increase of 4.01% from the December 31, 1998 net asset value per Unit of $452.97.

Quarterly Market Overview

   In the United States, as economic indicators strengthened and the Federal Reserve Bank announced they would raise interest rates, the U.S. dollar rose against most major currencies, especially European which were also spurred by deteriorating confidence in the Euro. Throughout the second quarter, several issues weighed on world markets including significant price declines in global long-term interest bonds, the U.S.

Federal Reserve's tightening of monetary policy and an increased supply of corporate debt. Furthermore, as the U.S. economy generated strength, investors feared possible inflation. U.S. bond prices fell, followed by European bonds which were depressed by rumors regarding Italy's retreat from the European Economic Union. Global stock markets recorded gains over the quarter, supported by solid corporate earnings and improved economies (especially Asian). In the commodity markets, the energy sector rallied as OPEC announced production cuts and lower inventories in oil and gasoline. A consistent tone prevailed in the agricultural and soft commodity markets as favorable seasonal growing conditions continued to weigh on prices.

Quarterly Partnership Performance

   The Partnership recorded profits in the financial sector driven by Japanese government, U.S. Treasury, and British gilt bonds. Throughout the quarter, the Japanese economy appeared to strengthen prompting a bond market rally. In the U.S., Treasury bond prices declined continuing a trend that had existed for several months. U.S. interest rates rose during June as strong consumer demand and an improving manufacturing sector caused economic growth to exceed most market expectations. European bonds followed the lead of the U.S. bond markets.

   Currency sector positions captured gains for the Partnership, particularly the Swiss franc, Euro, and Japanese yen. The Swiss franc fell in value versus the U.S. dollar after losing its safe haven attraction as the war in Kosovo ended, and as the U.S. dollar gained strength when the Federal Reserve increased U.S. interest rates by .25%. Weakness in the Euro continued due to deteriorating confidence in that currency and Italy's possible retraction from the European Economic Union. Consequently, the European Central Bank has been rumored to be considering an interest rate increase. In Japan, the economy showed signs of a recovery but Japanese officials feared a premature strengthening of the yen might dampen growth. In reaction to this concern, the Bank of Japan intervened by selling yen.

   Gains were achieved in the index sector. In the first week of January, the Nikkei Dow recorded a low near 13050 and preceded to accelerate up to the 18455 mark within the last two weeks of June. Capital flows out of the U.S. market and into the Asian region helped to drive the Nikkei Dow's upward move under the perception that Asian economies have formed a base from which to improve.

   In the energy sector, trading in light crude and crude oil was profitable. Crude oil products rallied as extremely hot U.S. weather drove utility demand during June. The rally continued following statements by oil ministers from Saudi Arabia and Mexico reporting a high degree of compliance with current OPEC production cuts.

   Short gold positions provided gains for the Partnership. The gold market reached a 20-year low as further details of Britain's previously announced plan to sell a portion of its reserves became public. Weak physical demand also served to exacerbate the gold sell-off.

   Losses were experienced in the soft sector as coffee and cotton prices fell. Coffee prices plummeted as seasonably warm weather in Brazil reduced the likelihood that a winter freeze would damage the vulnerable crop, thus promising ample supplies.

   Interest income is earned on the Partnership's investment in U.S. Treasury bills and varies monthly according to interest rates, as well as the effect of trading performance and redemptions on the level of interest-bearing funds. Interest income from U.S. Treasury bills for the six and three months ended June 30, 1999 decreased by approximately $65,000 and $26,000 as compared to the corresponding periods in 1998. The decline in interest income was the result of lower interest rates in 1999 as well as fewer funds being invested in U.S. Treasury bills due to redemptions.

   Commissions paid to PSI are calculated on the Partnership's net asset value on the first day of each month and, therefore, vary according to trading performance and redemptions. Commissions decreased by approximately $137,000 and $54,000 for the six and three months ended June 30, 1999 as compared to the corresponding periods in 1998 principally due to the effect of redemptions on the monthly net asset values as well as a reduction in the annual commission rate from 9% to 8% of the monthly net asset values which took effect August 1, 1998.

   All trading decisions for the Partnership are made by John W. Henry & Company, Inc. Management fees are calculated on the Partnership's net asset value as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $13,000 for the six months ended June 30, 1999, but increased by approximately $4,000 for the three months ended June 30, 1999 as compared to the corresponding periods in 1998. These variances reflect the effect of redemptions on the monthly net asset values, as further impacted by weak trading during the first half of 1998, and favorable trading performance during the remainder of 1998 and the second quarter of 1999.

   Incentive fees are based on the New High Net Trading Profits generated by the trading manager, as defined in the Advisory Agreement among the Partnership, the General Partner and the trading manager. No incentive fees were earned during the six and three months ended June 30, 1999 and 1998.

   General and administrative expenses include audit, tax and legal fees as well as printing and postage costs. General and administrative expenses for the six and three months ended June 30, 1999 were comparable to the corresponding periods in 1998.

New Accounting Guidance

   In June 1999, the Financial Accounting Standards Board ('FASB') issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133, which delayed the effective date of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ('SFAS 133'). The Partnership does not believe the effect of adoption of SFAS 133, now required effective January 1, 2001, will be material.

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

PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: August 13, 1999
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer