Form 10-Q
period 1999-09-30
PRUDENTIAL BACHE DIVERSIFIED FUTURES FUND L P
filed 1999-11-15
CIK 833225

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter ended September 30, 1999

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1999              1998
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 3,758,797      $ 3,671,967
U.S. Treasury bills, at amortized cost                                  11,541,282       12,676,437
Net unrealized gain (loss) on open commodity positions                    (278,537)       1,700,674
                                                                      -------------     ------------
Total assets                                                           $15,021,542      $18,049,078
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   212,703      $   276,765
Management fees payable                                                     49,924           59,976
Accrued expenses                                                            44,380           56,613
                                                                      -------------     ------------
Total liabilities                                                          307,007          393,354
                                                                      -------------     ------------
Commitments

Partners' capital
Limited partners (34,517 and 38,588 units outstanding)                  14,567,245       17,479,065
General partner (349 and 390 units outstanding)                            147,290          176,659
                                                                      -------------     ------------
Total partners' capital                                                 14,714,535       17,655,724
                                                                      -------------     ------------
Total liabilities and partners' capital                                $15,021,542      $18,049,078
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general partnership unit ('Units')     $    422.03      $    452.97
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Nine Months Ended              Three Months Ended
                                                   September 30,                  September 30,
                                             --------------------------     --------------------------
                                                1999            1998           1999            1998
------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                               $ 2,013,391     $ (215,080)    $   305,288     $ (365,719)
Change in net unrealized gain/loss on
  open commodity positions                    (1,979,211)     2,158,568      (1,690,341)     4,096,390
Interest from U.S Treasury bills                 424,869        498,253         147,475        156,173
                                             -----------     ----------     -----------     ----------
                                                 459,049      2,441,741      (1,237,578)     3,886,844
                                             -----------     ----------     -----------     ----------

EXPENSES
Commissions                                      998,072      1,145,891         323,421        334,092
Incentive fees                                        --         61,366              --         61,366
Management fees                                  497,098        525,414         156,456        172,257
General and administrative                        57,295         58,522          19,875         21,783
                                             -----------     ----------     -----------     ----------
                                               1,552,465      1,791,193         499,752        589,498
                                             -----------     ----------     -----------     ----------
Net income (loss)                            $(1,093,416)    $  650,548     $(1,737,330)    $3,297,346
                                             -----------     ----------     -----------     ----------
                                             -----------     ----------     -----------     ----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                             $(1,082,484)    $  644,034     $(1,719,942)    $3,264,354
                                             -----------     ----------     -----------     ----------
                                             -----------     ----------     -----------     ----------
General partner                              $   (10,932)    $    6,514     $   (17,388)    $   32,992
                                             -----------     ----------     -----------     ----------
                                             -----------     ----------     -----------     ----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit       $    (29.40)    $    15.30     $    (49.12)    $    80.08
                                             -----------     ----------     -----------     ----------
                                             -----------     ----------     -----------     ----------
Weighted average number of
  limited and general partnership units
  outstanding                                     37,197         42,514          35,370         41,177
                                             -----------     ----------     -----------     ----------
                                             -----------     ----------     -----------     ----------
------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                 UNITS       PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1998             38,978     $17,479,065     $176,659     $17,655,724
Net loss                                           --        (1,082,484)     (10,932)     (1,093,416)
Redemptions                                      (4,112)     (1,829,336)     (18,437)     (1,847,773)
                                                 ------     -----------     --------     -----------
Partners' capital--September 30, 1999            34,866     $14,567,245     $147,290     $14,714,535
                                                 ------     -----------     --------     -----------
                                                 ------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                                       3

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Diversified Futures Fund L.P. (the 'Partnership') as of September 30, 1999 and the results of its operations for the nine and three months ended September 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

B. Related Parties

   Seaport Futures Management, Inc. (the 'General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services. A portion of the general and administrative expenses of the Partnership for the nine and three months ended September 30, 1999 and 1998 was borne by Prudential Securities Incorporated ('PSI') and its affiliates.

   Costs and expenses charged to the Partnership for these services for the nine and three months ended September 30, 1999 and 1998 were:

                                            For the nine months ended       For the three months ended
                                                  September 30,                   September 30,
                                            -------------------------       --------------------------
                                               1999           1998              1999            1998
------------------------------------------------------------------------------------------------------
Commissions                                 $  998,072     $1,145,891         $ 323,421       $334,092
General and administrative                       3,716          8,130               940          2,377
                                            ----------     ----------       -------------     --------
                                            $1,001,788     $1,154,021         $ 324,361       $336,469
                                            ----------     ----------       -------------     --------
                                            ----------     ----------       -------------     --------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses) as of September 30, 1999 and December 31, 1998 were $3,916 and $6,853, respectively.

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At September 30, 1999, such segregated assets totalled $11,197,005. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $3,824,537 at September 30, 1999. There are no segregation requirements for assets related to forward trading.

   As of September 30, 1999, all open futures and forward contracts mature within one year.

   At September 30, 1999 and December 31, 1998, gross contract amounts of open futures and forward contracts are:

                                                1999               1998
                                           --------------    -----------------
Futures Currency Contracts:
  Commitments to purchase                   $ 24,657,150       $  10,565,568
  Commitments to sell                            996,975           4,949,313
Forward Currency Contracts:
  Commitments to sell                                 --           4,219,516
Financial Futures Contracts:
  Commitments to purchase                    166,148,737          78,684,333
  Commitments to sell                         74,816,060         146,222,704
Other Futures Contracts:
  Commitments to purchase                      2,702,568             696,677
  Commitments to sell                          5,659,000           3,973,905

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

   At September 30, 1999 and December 31, 1998, the fair values of open futures and forward contracts were:

                                                      1999                          1998
                                            ------------------------     --------------------------
                                             Assets      Liabilities       Assets       Liabilities
                                            --------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                              $ 22,400      $   64,650     $   76,613      $  186,825
     Currencies                              182,635          12,500        313,683          34,663
     Other                                   180,552         788,760        118,553          37,369
  Foreign exchanges
     Financial                               275,979         101,455      1,616,559         110,998
     Other                                    28,622           1,360         17,057           2,810
Forward Contracts:
     Currencies                                   --              --             --          69,126
                                            --------     -----------     ----------     -----------
                                            $690,188      $  968,725     $2,142,465      $  441,791
                                            --------     -----------     ----------     -----------
                                            --------     -----------     ----------     -----------

   The following tables present the average fair value of futures and forward contracts during the nine and three months ended September 30, 1999 and 1998, respectively:

                                                       For the nine months ended
                                       ---------------------------------------------------------
                                           September 30, 1999             September 30, 1998
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  119,544      $   58,125     $  252,685      $   31,819
     Currencies                           344,836          73,586        129,835          31,873
     Other                                150,686         135,188        298,047          65,876
  Foreign exchanges
     Financial                            759,695          93,760        674,464          98,256
     Other                                 17,952          16,582         10,739           6,215
Forward Contracts:
     Currencies                           105,266          24,784        252,043         462,832
                                       ----------     -----------     ----------     -----------
                                       $1,497,979      $  402,025     $1,617,813      $  696,871
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

                                                      For the three months ended
                                       ---------------------------------------------------------
                                           September 30, 1999             September 30, 1998
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  106,814      $   66,986     $  420,507      $   39,163
     Currencies                           340,769          93,367         71,968          41,997
     Other                                212,562         226,902        220,712          79,002
  Foreign exchanges
     Financial                            673,436          74,108      1,068,096         118,818
     Other                                 19,009          29,576         12,558           8,979
Forward Contracts:
     Currencies                            12,539          40,551        239,985         702,375
                                       ----------     -----------     ----------     -----------
                                       $1,365,129      $  531,490     $2,033,826      $  990,334
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following tables present trading revenues from futures and forward contracts during the nine and three months ended September 30, 1999 and 1998, respectively:

                                              For the nine months
                                                     ended               For the three months ended
                                                 September 30,                  September 30,
                                            ------------------------     ---------------------------
                                              1999           1998           1999            1998
                                            ---------     ----------     -----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                              $ 190,393     $1,230,549     $  (551,886)    $ 1,570,846
     Currencies                               322,487       (203,500)        (20,158)       (102,726)
     Other                                   (413,041)      (863,996)       (428,469)       (388,617)
  Foreign exchanges
     Financial                               (750,520)     2,312,625        (298,084)      2,723,555
     Other                                     54,620         15,599          44,801          (8,936)
Forward Contracts:
     Currencies                               630,241       (547,789)       (131,257)        (63,451)
                                            ---------     ----------     -----------     -----------
                                            $  34,180     $1,943,488     $(1,385,053)    $ 3,730,671
                                            ---------     ----------     -----------     -----------
                                            ---------     ----------     -----------     -----------

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

   At September 30, 1999, 100% of the Partnership's net asset value was allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 77% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Redemptions recorded for the nine and three months ended September 30, 1999 were $1,829,336 and $210,593, respectively, for the limited partners and $18,437 and $2,110, respectively, for the General Partner, and from commencement of operations, October 19, 1988 through September 30, 1999, totalled $45,380,473 for the limited partners and $1,063,400 for the General Partner. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Unit as of September 30, 1999 was $422.03, a decrease of 6.83% from the December 31, 1998 net asset value per Unit of $452.97 and a decrease of 10.43% from the June 30, 1999 net asset value per Unit of $471.15.

Quarterly Market Overview

   During the quarter, global financial markets experienced heavy volatility. In July, U.S. Federal Reserve policy gave markets a boost. However, record trade deficits, higher employment costs, fears of inflation and higher interest rates in the U.S. quickly caused a reversal in U.S. stock and bond markets. Global stock and bond markets followed U.S. markets demonstrating increased volatility. The U.S. dollar also experienced fluctuations throughout the quarter as signs of a stronger U.S. economy versus the European community supported the dollar's rise to new highs against most major currencies. However, later in the quarter as a record trade gap and stronger than expected European economic data were reported, the U.S. dollar came under pressure and continued to fall against most major currencies and to record lows against the Japanese yen. In the commodities markets, energy prices rose as OPEC members agreed to maintain cuts in oil output. The metal sector experienced extreme movement as gold prices rose to a two-year high following reports that 15 European Central banks would limit sales and retain higher gold reserves.

Quarterly Partnership Performance

   The Partnership experienced losses in the financial sector, particularly in Japanese government and U.S. Treasury bonds. Except for Japan, global interest rate markets followed the lead of the U.S. bond market as rates moved higher. On August 24th, the Federal Open Market Committee decided to increase the U.S. federal funds rate by 25 basis points. European bond prices were weaker than U.S. bond prices due to fear of a tightening bias and a rate hike by the European Central Bank (ECB). ECB President Duisenberg made a public statement about tightening monetary policy in response to inflationary pressures within the euro-zone. In Japan, long-term interest rates rose during the first half of the quarter on concerns that more government bonds may be issued to finance the bailout of weaker Japanese banks.

   Losses were incurred in the metal sector from gold and silver positions. The ECB's decision to limit both gold sales and lending triggered strong movement in the gold market. Gold prices rose to two-year highs over a 10-day period, causing short positions to incur losses for the Partnership. Silver prices moved in conjunction with gold prices as they rallied towards the quarter end.

   In the index sector, the Partnership incurred losses due to positions in the Nikkei Dow. Directionless, the Nikkei Dow movement was contained within a range, but closed lower at quarter end.

   Long corn positions in the grain sector also experienced losses. Corn reached an eleven-year low as ideal weather conditions prevailed in the early part of the quarter, improving the outlook for a large crop.

   The Partnership captured gains in the energy sector from long positions in light crude, crude, and heating oil. OPEC's production cuts continued to prove effective for oil markets. Expectations that current output levels could be maintained for the foreseeable future also contributed to the bullish sentiment.

   Interest income is earned on the Partnership's investment in U.S. Treasury bills and varies monthly according to interest rates, as well as the effect of trading performance and redemptions on the level of interest-bearing funds. Interest income from U.S. Treasury bills for the nine and three months ended September 30, 1999 decreased by approximately $73,000 and $9,000 as compared to the corresponding periods in 1998. The decline in interest income was the result of lower interest rates in 1999 as well as fewer funds being invested in U.S. Treasury bills due to redemptions and weak 1999 trading performance.

   Commissions paid to PSI are calculated on the Partnership's net asset value on the first day of each month and, therefore, vary according to trading performance and redemptions. Commissions decreased by approximately $148,000 and $11,000 for the nine and three months ended September 30, 1999 as compared to the corresponding periods in 1998 principally due to the effect of redemptions and weak 1999 trading performance on the monthly net asset values as well as a reduction in the annual commission rate from 9% to 8% of the monthly net asset values which took effect August 1, 1998.

   All trading decisions for the Partnership are made by John W. Henry & Company, Inc. Management fees are calculated on the Partnership's net asset value as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $28,000 and $16,000 for the nine and three months ended September 30, 1999 as compared to the corresponding periods in 1998. These variances reflect the effect of redemptions on the monthly net asset values which were further impacted by weak 1999 trading performance.

   Incentive fees are based on the New High Net Trading Profits generated by the trading manager, as defined in the Advisory Agreement among the Partnership, the General Partner and the trading manager. No incentive fees were earned during the nine and three months ended September 30, 1999. Incentive fees of approximately $61,000 were earned during the three months ended September 30, 1998.

   General and administrative expenses include audit, tax and legal fees as well as printing and postage costs. General and administrative expenses for the nine and three months ended September 30, 1999 were comparable to the corresponding periods in 1998.

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

PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: November 15, 1999
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer