Form 10-K
period 1999-12-31
PRUDENTIAL BACHE DIVERSIFIED FUTURES FUND L P
filed 2000-03-30
CIK 833225

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1999

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

   Annual Report to Limited Partners for the year ended December 31, 1999 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                                Index to exhibits can be found on pages 8 and 9.

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)

                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................     3
Item  2    Properties.......................................................................     3
Item  3    Legal Proceedings................................................................     3
Item  4    Submission of Matters to a Vote of Limited Partners..............................     4

PART II
Item  5    Market for the Registrant's Units and Related Limited Partner Matters............     4
Item  6    Selected Financial Data..........................................................     4
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................     4
Item 7A    Quantitative and Qualitative Disclosures About Market Risk.......................     4
Item  8    Financial Statements and Supplementary Data......................................     4
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................     4

PART III
Item 10    Directors and Executive Officers of the Registrant...............................     5
Item 11    Executive Compensation...........................................................     6
Item 12    Security Ownership of Certain Beneficial Owners and Management...................     6
Item 13    Certain Relationships and Related Transactions...................................     7

PART IV
Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................     8
           Financial Statements and Financial Statement Schedules...........................     8
           Exhibits.........................................................................     8
           Reports on Form 8-K..............................................................     9

SIGNATURES..................................................................................    10

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

   All trading decisions for the Registrant are made by John W. Henry & Company, Inc. (the 'Trading Manager'), an independent commodity trading manager which manages the Registrant's assets pursuant to three trading programs developed by the Trading Manager. The Trading Manager had been trading the Registrant's assets pursuant to five of its trading programs since commencement of operations until April 1, 1997 when the general partner of the Registrant reallocated the Registrant's assets so that only three of the trading programs remained as further discussed in Note A to the Registrant's annual report to the limited partners for the year ended December 31, 1999 ('Registrant's 1999 Annual Report') which is filed as an exhibit hereto. The general partner of the Registrant retains the authority to override trading instructions that violate the Registrant's trading policies.

   The Registrant is engaged solely in the business of commodity futures, forward and options trading; therefore, presentation of industry segment information is not applicable.

General Partner and its Affiliates

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

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partner and its affiliates pursuant to the Partnership Agreement as further discussed in Notes A, C and D to the Registrant's 1999 Annual Report which is filed as an exhibit hereto.

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

   As of March 21, 2000, there were 476 holders of record owning 31,978 Units which include 322 units of general partnership interest.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 9 of the Registrant's 1999 Annual Report which is filed as an exhibit hereto.

                                                       Year ended December 31,
                                 -------------------------------------------------------------------
                                    1999          1998          1997          1996          1995
                                 -----------   -----------   -----------   -----------   -----------
Total revenues (including
  interest)....................  $  (953,797)  $ 2,595,752   $ 4,284,472   $ 7,090,392   $ 8,060,997
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------

Net income (loss)..............  $(2,933,491)  $   254,155   $ 1,599,123   $ 4,107,441   $ 5,284,484
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
Net income (loss) per weighted
  average Unit.................  $    (80.12)  $      6.08   $     34.66   $     76.69   $     86.19
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------

Total assets...................  $13,002,258   $18,118,204   $20,044,570   $21,401,289   $19,578,777
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
Net asset value per Unit.......  $    369.26   $    452.97   $    444.27   $    407.47   $    326.48
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 11 through 13 of the Registrant's 1999 Annual Report which is filed as an exhibit hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 9 of the Registrant's 1999 Annual Report which is filed as an exhibit hereto.

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

   The directors and executive officers of Seaport Futures Management, Inc. and their positions with respect to the Registrant are as follows:

     Name                                      Position
Eleanor L. Thomas               President and Director
Joseph A. Filicetti             Executive Vice President and Director
Barbara J. Brooks               Chief Financial Officer
Steven Carlino                  Vice President and Treasurer
Alan J. Brody                   Director
A. Laurence Norton, Jr.         Director
Guy S. Scarpaci                 Director
Tamara B. Wright                Senior Vice President and Director

   ELEANOR L. THOMAS, age 45, is the President and a Director of Seaport Futures Management, Inc. and is the Executive Vice President and a Director of Prudential Securities Futures Management Inc. She is primarily responsible for origination, asset allocation, and due diligence for the managed futures department within PSI. She is also a First Vice President of PSI. Prior to joining PSI in March 1993, she was with MC Baldwin Financial Company from June 1990 through February 1993 and Arthur Andersen & Co. from 1986 through May 1990. Ms. Thomas is a certified public accountant.

   JOSEPH A. FILICETTI, age 37, is the Executive Vice President and a Director of Seaport Futures Management, Inc. He had been a Vice President of Seaport Futures Management, Inc. and Prudential Securities Futures Management Inc. from October 1998 to March 1999. In April 1999, Mr. Filicetti was named to his current positions at Seaport Futures Management, Inc. and became the President and a Director of Prudential Securities Futures Management Inc. Mr. Filicetti is also a Vice President of PSI and the Director of Sales and Marketing for its managed futures department. Prior to joining PSI, Mr. Filicetti was with Rotella Capital Management as Director of Sales and Marketing from September 1996 through September 1998, and was with Merrill Lynch as a market maker trading bonds from July 1992 to August 1996.

   BARBARA J. BROOKS, age 51, is the Chief Financial Officer of Seaport Futures Management, Inc. She is a Senior Vice President of PSI. She is also the Chief Financial Officer of Prudential Securities Futures Management Inc. and serves in various capacities for other affiliated companies. She has held several positions within PSI since April 1983. Ms. Brooks is a certified public accountant.

   STEVEN CARLINO, age 36, is a Vice President and Treasurer of Seaport Futures Management, Inc. He is a First Vice President of PSI. He is also a Vice President and Treasurer of Prudential Securities Futures Management Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in October 1992, he was with Ernst & Young for six years. Mr. Carlino is a certified public accountant.

   ALAN J. BRODY, age 48, is a Director of Seaport Futures Management, Inc. and Prudential Securities Futures Management Inc. Mr. Brody has been a Senior Vice President and Director of International Sales and Marketing for PSI since 1996. Based in London, Mr. Brody is currently responsible for the marketing and sales of all PSI products and services to international clientele throughout the firm's global branch system. Additionally, Mr. Brody has overall responsibility for the managed futures department within PSI. Prior to joining PSI, Mr. Brody was an Executive Director and Senior Vice President with Lehman Brothers' Financial Services Division in London and President of Lehman Brothers Futures Asset Management Corp. from 1990 to 1996. Prior to joining Lehman Brothers, Mr. Brody served as President and Chief Executive Officer of Commodity Exchange, Inc. from 1980 to 1989. Earlier in his career, Mr. Brody was associated with the law firm of Baer Marks & Upham from 1977 to 1980.

   A. LAURENCE NORTON, JR., age 61, is a Director of Seaport Futures Management, Inc. He is an Executive Vice President of PSI and, since March 1994, has been the director of the International and Futures Divisions of PSI. He is also a Director of Prudential Securities Futures Management Inc. and is a member of PSI's Operating Committee. From October 1991 to March 1994, he held the position of Executive Director of Retail Development and Retail Strategies at PSI. Prior to joining PSI in 1991, Mr. Norton was a Senior Vice President and Branch Manager of Shearson Lehman Brothers.

   GUY S. SCARPACI, age 53, is a Director of Seaport Futures Management, Inc. He is a First Vice President of the Futures Division of PSI. He is also a Director of Prudential Securities Futures Management Inc. Mr. Scarpaci has been employed by PSI in positions of increasing responsibility since August 1974.

   TAMARA B. WRIGHT, age 41, is a Director and a Senior Vice President of Seaport Futures Management, Inc. She is a Senior Vice President and Chief Administrative Officer for the International and Futures Divisions of PSI. She is also a Director and a Senior Vice President of Prudential Securities Futures Management Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in July 1988, she was a manager with Price Waterhouse.

   Effective April 1999, Eleanor L. Thomas and Joseph A. Filicetti were elected as directors of both Seaport Futures Management, Inc. and Prudential Securities Futures Management Inc. In addition, Ms. Thomas was elected as President of Seaport Futures Management, Inc. replacing Thomas M. Lane Jr. and Mr. Filicetti was elected as the Executive Vice President of Seaport Futures Management, Inc. Additionally, Alan J. Brody was elected as a Director of Seaport Futures Management, Inc. and Prudential Securities Futures Management Inc. during May 1999.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 21, 2000, no director or officer of the General Partner owns directly or beneficially any interest in the voting securities of the General Partner.

   As of March 21, 2000, no director or officer of the General Partner owns directly or beneficially any of the Units issued by the Registrant.

   As of March 21, 2000, no partner beneficially owns more than five percent (5%) of the outstanding limited partnership units issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the General Partner.

   Reference is made to Notes A, C and D to the financial statements in the Registrant's 1999 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                                            Page in
                                                                                         Annual Report
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      1.   Financial Statements and Report of Independent
              Accountants--incorporated by reference to the Registrant's 1999 Annual
              Report which is filed as an exhibit hereto

              Report of Independent Accountants                                                2

              Financial Statements:

              Statements of Financial Condition--December 31, 1999 and 1998                    3

              Statements of Operations--Three years ended December 31, 1999                    4

              Statements of Changes in Partners' Capital--Three years ended December
              31, 1999                                                                         4

              Notes to Financial Statements                                                    5

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

       13.1   Registrant's 1999 Annual Report (with the exception of the information and data incorporated by reference in Items 7 and 8 of this Annual
              Report on Form 10-K, no other information or data appearing in the
              Registrant's 1999 Annual Report is to be deemed filed as part of this report) (filed herewith)

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

Prudential-Bache Diversified Futures Fund L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                      Date: March 30, 2000
     ------------------------------------
     Steven Carlino
     Vice President and Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Eleanor L. Thomas                      Date: March 30, 2000
     -------------------------------------------
     Eleanor L. Thomas
     President and Director

     By: /s/ Joseph A. Filicetti                     Date: March 30, 2000
     -------------------------------------------
     Joseph A. Filicetti
     Executive Vice President and Director

     By: /s/ Barbara J. Brooks                       Date: March 30, 2000
     -------------------------------------------
     Barbara J. Brooks
     Chief Financial Officer

     By: /s/ Steven Carlino                          Date: March 30, 2000
     -------------------------------------------
     Steven Carlino
     Vice President and Treasurer

     By: /s/ Alan J. Brody                           Date: March 30, 2000
     -------------------------------------------
     Alan J. Brody
     Director

     By:                                             Date:
     -------------------------------------------
     A. Laurence Norton, Jr.
     Director

     By: /s/ Guy S. Scarpaci                         Date: March 30, 2000
     --------------------------------------------
     Guy S. Scarpaci
     Director

     By:                                             Date:
     --------------------------------------------
     Tamara B. Wright
     Senior Vice President and Director