Form 10-Q
period 2000-03-31
PRUDENTIAL BACHE DIVERSIFIED FUTURES FUND L P
filed 2000-05-12
CIK 833225

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter ended March 31, 2000

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,       December 31,
                                                                          2000              1999
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $ 1,836,503      $ 2,812,735
U.S. Treasury bills, at amortized cost                                   8,693,727        9,753,685
Net unrealized gain on open futures contracts                              515,776          435,838
Net unrealized gain on open forward contracts                               36,107               --
                                                                      -------------     ------------
Total assets                                                           $11,082,113      $13,002,258
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $ 1,286,366      $ 1,066,423
Accrued expenses payable                                                    43,724           61,298
Management fees payable                                                     36,795           43,063
Net unrealized loss on open forward contracts                                   --           23,437
                                                                      -------------     ------------
Total liabilities                                                        1,366,885        1,194,221
                                                                      -------------     ------------
Commitments

Partners' capital
Limited partners (27,956 and 31,656 units outstanding)                   9,617,866       11,689,137
General partner (283 and 322 units outstanding)                             97,362          118,900
                                                                      -------------     ------------
Total partners' capital                                                  9,715,228       11,808,037
                                                                      -------------     ------------
Total liabilities and partners' capital                                $11,082,113      $13,002,258
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general partnership unit ('Units')     $    344.04      $    369.26
                                                                      -------------     ------------
                                                                      -------------     ------------
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

                                       2

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                             Three months ended
                                                                                  March 31,
                                                                          -------------------------
                                                                            2000           1999
---------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity transactions                        $(696,780)    $   835,471
Change in net unrealized gain/loss on open commodity positions              139,482      (1,190,384)
Interest from U.S Treasury bills                                            115,493         143,225
                                                                          ---------     -----------
                                                                           (441,805)       (211,688)
                                                                          ---------     -----------

EXPENSES
Commissions                                                                 233,328         345,352
Management fees                                                             114,358         170,772
General and administrative                                                   16,952          19,280
                                                                          ---------     -----------
                                                                            364,638         535,404
                                                                          ---------     -----------
Net loss                                                                  $(806,443)    $  (747,092)
                                                                          ---------     -----------
                                                                          ---------     -----------
ALLOCATION OF NET LOSS
Limited partners                                                          $(798,323)    $  (739,617)
                                                                          ---------     -----------
                                                                          ---------     -----------
General partner                                                           $  (8,120)    $    (7,475)
                                                                          ---------     -----------
                                                                          ---------     -----------
NET LOSS PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net loss per weighted average
  limited and general partnership unit                                    $  (25.22)    $    (19.17)
                                                                          ---------     -----------
                                                                          ---------     -----------
Weighted average number of
  limited and general partnership units outstanding                          31,978          38,978
                                                                          ---------     -----------
                                                                          ---------     -----------
---------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                 UNITS       PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1999             31,978     $11,689,137     $118,900     $11,808,037
Net loss                                             --        (798,323)      (8,120)       (806,443)
Redemptions                                      (3,739)     (1,272,948)     (13,418)     (1,286,366)
                                                 ------     -----------     --------     -----------
Partners' capital--March 31, 2000                28,239     $ 9,617,866     $ 97,362     $ 9,715,228
                                                 ------     -----------     --------     -----------
                                                 ------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                                       3

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Seaport Futures Management, Inc. (the 'General Partner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Diversified Futures Fund L.P. (the 'Partnership') as of March 31, 2000 and the results of its operations for the three months ended March 31, 2000 and 1999. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

B. Related Parties

   The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications, printing and other administrative services. A portion of the general and administrative expenses of the Partnership for the three months ended March 31, 2000 and 1999 was borne by Prudential Securities Incorporated ('PSI') and its affiliates.

   Costs and expenses charged to the Partnership for these services for the three months ended March 31, 2000 and 1999 were:

                                           2000         1999
--------------------------------------------------------------
Commissions                              $233,328     $345,352
General and administrative                  1,937        1,107
                                         --------     --------
                                         $235,265     $346,459
                                         --------     --------
                                         --------     --------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses payable) as of March 31, 2000 and December 31, 1999 were $4,544 and $4,750, respectively.

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

C. Derivative Instruments and Associated Risks

   The Partnership is exposed to various types of risk associated with the derivative instruments and related markets in which it invests. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of the Partnership's investment activities (credit risk).

Market risk

   Trading in futures and forward (including foreign exchange transactions) contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of the Partnership's net assets being traded, significantly exceeds the Partnership's future cash requirements since the Partnership intends to close out its open positions prior to settlement. As a result, the Partnership is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Partnership considers the 'fair value' of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with the Partnership's commitments to purchase commodities is limited to the gross or face amount of the contracts held. However, when the Partnership enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Partnership to unlimited risk.

   Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Partnership holds and the liquidity and inherent volatility of the markets in which the Partnership trades.

Credit risk

   When entering into futures or forward contracts, the Partnership is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded in the United States and on most foreign futures exchanges is the clearinghouse associated with such exchanges. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of its members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, the sole counterparty to the Partnership's forward transactions is PSI, the Partnership's commodity broker. The Partnership has entered into a master netting agreement with PSI and, as a result, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of the Partnership's contracts is the net unrealized gain included in the statements of financial condition. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Partnership.

   The General Partner attempts to minimize both credit and market risks by requiring the Partnership and its trading manager to abide by various trading limitations and policies. The General Partner monitors compliance with these trading limitations and policies which include, but are not limited to: executing and clearing all trades with creditworthy counterparties (currently, PSI is the sole counterparty or broker), limiting the amount of margin or premium required for any one commodity or all commodities combined and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreement among the Partnership, the General Partner and the trading manager, the General Partner has the right, among other rights, to terminate the trading manager if the net asset value allocated to the trading manager declines by 50% from the value at the beginning of any year or 40% since the commencement of trading activities. Furthermore, the Partnership Agreement provides that the Partnership will liquidate its positions, and eventually dissolve, if the Partnership experiences a decline in the net asset value to less than 50% of the value at commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions and redemptions. The General Partner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading manager as it, in good faith, deems to be in the best interests of the Partnership.

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures trading and is not to commingle such assets with other assets of PSI. At March 31, 2000, such segregated assets totalled $9,443,653. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures trading which totalled $1,602,353 at March 31, 2000. There are no segregation requirements for assets related to forward trading.

   As of March 31, 2000, all open futures and forward contracts mature within one year.

   At March 31, 2000 and December 31, 1999, the fair values of open futures and forward contracts were:

                                                      2000                         1999
                                            ------------------------     ------------------------
                                             Assets      Liabilities      Assets      Liabilities
                                            --------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Stock indices                          $     --      $      100     $ 25,150      $       --
     Interest rates                          172,445           7,225      138,494           9,609
     Currencies                              247,953          19,620      255,065          86,970
     Commodities                              40,732          78,190      116,930          88,085
  Foreign exchanges
     Stock indices                            39,250          19,447       35,511           9,447
     Interest rates                          202,942          60,540       78,774          30,983
     Commodities                               9,098          11,522       18,593           7,585
Forward Contracts:
     Currencies                               46,445          10,338        6,413          29,850
                                            --------     -----------     --------     -----------
                                            $758,865      $  206,982     $674,930      $  262,529
                                            --------     -----------     --------     -----------
                                            --------     -----------     --------     -----------

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

   At March 31, 2000, 100% of the Partnership's total net assets was allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 79% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Since the Partnership's business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Partnership's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Partnership's speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond the Partnership's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The General Partner attempts to minimize these risks by requiring the Partnership and its trading manager to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and utilizing stop loss provisions. See Note C to the financial statements for a further discussion on the credit and market risks associated with the Partnership's futures and forward contracts.

   Redemptions recorded for the three months ended March 31, 2000 were $1,272,948 for the limited partners and $13,418 for the General Partner, and from commencement of operations (October 19, 1988) through March 31, 2000 totalled $47,709,874 and $1,086,788, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Unit as of March 31, 2000 was $344.04, a decrease of 6.83% from the December 31, 1999 net asset value per Unit of $369.26.

   The Partnership's gross trading gains/(losses) were approximately $(557,000) during the three months ended March 31, 2000 compared to $(355,000) for the corresponding period in the prior year. Due to the nature of the Partnership's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Partnership's current quarter trading results is presented below.

Quarterly Market Overview

   While the Y2K scare passed without incident, the new year brought renewed volatility to the world's financial markets. As stock indexes reached new highs, stock valuations appeared driven more by investor interest than each company's fundamental earnings. March marked a reversal of the differences between 'old' economy and 'new' economy stocks as the technology laden indexes slumped and many traditional indexes recovered lost ground.

   The U.S. Federal Reserve, European Central Bank, Bank of England, Reserve Bank of Australia, and Bank of Canada increased interest rates in early February. The rate increases shared motivation of strong economic growth and concerns about inflation. Despite rate hikes and news of robust worldwide economic growth, global bond markets continued to rally partially due to investors seeking refuge from volatile equity markets.

   In the currency markets, the U.S. dollar advanced sharply in early 2000. The dollar's advance had been driven by strong growth and soaring asset prices, resulting in record levels of foreign capital coming into the United States. Since its inception a year ago, the euro has declined more than 17% against the U.S. dollar, 21% against the Japanese yen and 11% against the British pound. The euro touched an all time low against the U.S. dollar at .9500 in March. The currency's weakness has raised political problems for the European Central Bank and contributed to the recent decision to hike interest rates without any clear inflation threat. The Swiss franc had spent most of the last few months drifting lower against the U.S. dollar, tracking the euro's trend. The Japanese yen rallied sharply, gaining on the U.S. dollar and most other currencies in the final months of Japan's fiscal year (which ended March 31st). This is attributed to positive sentiment regarding Japan's economic recovery. Additionally, uncertainty regarding the direction of U.S. equities prompted many market participants to convert assets into yen.

   Energy prices continued their climb throughout January and February and into the first week of March. Crude oil futures prices rose above $33 a barrel, the highest level for a front-month (the most liquid) contract since the Gulf War in 1991. The energy sector reached a high early in March just prior to OPEC's agreement to increase production sufficiently to stabilize prices. Political pressure by the United States, along with a desire among OPEC members to maintain a crude oil price in the range of $22-$28 per barrel, prompted the cartel to announce a production increase. The May contract closed below $27 a barrel at quarter end.

Quarterly Partnership Performance

   The following is a summary of performance for the major sectors in which the Partnership traded:

   Interest rates (-): Global bond yields generally declined as inflationary pressure continued to build and economies improved. The bond market rally led to losses in short Japanese government bond positions throughout the quarter.

   Metals (-): Gold faced a reversal in February after large gold producers announced a decrease in hedge positions. Short positions resulted in losses.

   Stock indices (-): Extreme volatility in the world's financial markets led to a lack of trending opportunities resulting in losses for S&P 500, Nikkei and London FTSE stock index positions.

   Currencies (-): Japanese yen gained on the U.S. dollar and most other currencies during the first quarter. Short yen positions resulted in losses. Short British pound positions as well as British pound/U.S. dollar cross-rate positions incurred losses.

   Energies (+): Energies boosted quarterly performance. Crude oil's steady price rise reversed in March after OPEC agreed to increase production. Short heating and crude oil positions resulted in gains.

   Interest income is earned on the Partnership's investment in U.S. Treasury bills and varies monthly according to interest rates, as well as the effect of trading performance and redemptions on the level of interest-bearing funds. Interest income from U.S. Treasury bills for the three months ended March 31, 2000 decreased by approximately $28,000 as compared to 1999. The decline in interest income was the result of fewer funds being invested in U.S. Treasury bills principally due to redemptions, as well as weak trading performance since July 1999. The decline was partially offset by the impact of higher interest rates during the three months ended March 31, 2000 versus the corresponding period in 1999.

   Commissions paid to PSI are calculated on the Partnership's net asset value on the first day of each month and, therefore, vary monthly according to trading performance and redemptions. Commissions decreased by approximately $112,000 for the three months ended March 31, 2000 as compared to the corresponding period in 1999 principally due to the effect of weak trading performance since July 1999 and redemptions on the monthly net asset values.

   All trading decisions for the Partnership are made by John W. Henry & Company, Inc. Management fees are calculated on the Partnership's net asset value as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $56,000 for the three months ended March 31, 2000 as compared to the corresponding period in 1999 primarily due to fluctuations in monthly net asset values as further discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by the trading manager, as defined in the Advisory Agreement among the Partnership, the General Partner and the trading manager. No incentive fees were earned during the three months ended March 31, 2000 and 1999.

   General and administrative expenses include audit, tax and legal fees as well as printing and postage costs. General and administrative expenses for the three months ended March 31, 2000 decreased by approximately $2,000 as compared to the corresponding period in 1999.

Year 2000 Risk

   A discussion of Year 2000 risk and its effect on the operations of the Partnership is included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

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

PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: May 12, 2000
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer