Form 10-Q
period 2000-06-30
PRUDENTIAL BACHE DIVERSIFIED FUTURES FUND L P
filed 2000-08-14
CIK 833225

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter ended June 30, 2000

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,        December 31,
                                                                          2000              1999
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $ 2,261,088      $ 2,812,735
U.S. Treasury bills, at amortized cost                                   6,320,067        9,753,685
Net unrealized gain on open futures contracts                                7,911          435,838
                                                                      -------------     ------------
Total assets                                                           $ 8,589,066      $13,002,258
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   577,478      $ 1,066,423
Net unrealized loss on open forward contracts                               36,465           23,437
Accrued expenses payable                                                    30,807           61,298
Management fees payable                                                     28,406           43,063
                                                                      -------------     ------------
Total liabilities                                                          673,156        1,194,221
                                                                      -------------     ------------
Commitments

Partners' capital
Limited partners (26,055 and 31,656 units outstanding)                   7,836,506       11,689,137
General partner (264 and 322 units outstanding)                             79,404          118,900
                                                                      -------------     ------------
Total partners' capital                                                  7,915,910       11,808,037
                                                                      -------------     ------------
Total liabilities and partners' capital                                $ 8,589,066      $13,002,258
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general partnership unit ('Units')     $    300.77      $    369.26
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Six Months Ended               Three Months Ended
                                                     June 30,                        June 30,
                                            ---------------------------     ---------------------------
                                               2000            1999            2000            1999
-------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                              $(1,145,310)    $ 1,708,103     $  (448,530)    $   872,632
Change in net unrealized gain/loss on
  open commodity positions                     (440,955)       (288,870)       (580,437)        901,514
Interest from U.S Treasury bills                216,220         277,394         100,727         134,169
                                            -----------     -----------     -----------     -----------
                                             (1,370,045)      1,696,627        (928,240)      1,908,315
                                            -----------     -----------     -----------     -----------

EXPENSES
Commissions                                     420,484         674,651         187,156         329,299
Management fees                                 204,163         340,642          89,805         169,870
General and administrative                       33,591          37,420          16,639          18,140
                                            -----------     -----------     -----------     -----------
                                                658,238       1,052,713         293,600         517,309
                                            -----------     -----------     -----------     -----------
Net income (loss)                           $(2,028,283)    $   643,914     $(1,221,840)    $ 1,391,006
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                            $(2,007,919)    $   637,458     $(1,209,596)    $ 1,377,075
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
General partner                             $   (20,364)    $     6,456     $   (12,244)    $    13,931
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit      $    (67.36)    $     16.90     $    (43.27)    $     37.35
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
Weighted average number of
  limited and general partnership units
  outstanding                                    30,109          38,110          28,239          37,242
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
-------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                 UNITS       PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1999             31,978     $11,689,137     $118,900     $11,808,037
Net loss                                           --        (2,007,919)     (20,364)     (2,028,283)
Redemptions                                      (5,659)     (1,844,712)     (19,132)     (1,863,844)
                                                 ------     -----------     --------     -----------
Partners' capital--June 30, 2000                 26,319     $ 7,836,506     $ 79,404     $ 7,915,910
                                                 ------     -----------     --------     -----------
                                                 ------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2000
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Seaport Futures Management, Inc. (the 'General Partner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Diversified Futures Fund L.P. (the 'Partnership') as of June 30, 2000 and the results of its operations for the six and three months ended June 30, 2000 and 1999. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

B. Related Parties

   The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications, printing and other administrative services. A portion of the general and administrative expenses of the Partnership for the six and three months ended June 30, 2000 and 1999 was borne by Prudential Securities Incorporated ('PSI') and its affiliates.

   Costs and expenses charged to the Partnership for these services for the six and three months ended June 30, 2000 and 1999 were:

                                                                           For the three months
                                          For the six months ended                 ended
                                                  June 30,                       June 30,
                                          -------------------------      -------------------------
                                            2000             1999          2000             1999
                                          --------------------------------------------------------
Commissions                               $420,484         $674,651      $187,156         $329,299
General and administrative                   4,986            2,776         3,049            1,669
                                          --------         --------      --------         --------
                                          $425,470         $677,427      $190,205         $330,968
                                          --------         --------      --------         --------
                                          --------         --------      --------         --------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses payable) as of June 30, 2000 and December 31, 1999 were $3,950 and $4,750, respectively.

   The Partnership's assets are maintained either in trading or cash accounts with PSI, the Partnership's commodity broker and an affiliate of the General Partner, or for margin purposes, with the various exchanges on which the Partnership is permitted to trade.

   The Partnership, acting through its trading manager, executes over-the-counter, spot, forward and/or option foreign exchange transactions with PSI. PSI then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. ('PBGM'). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PSI and the Partnership pursuant to a line of credit. PSI may require that collateral be posted against the marked-to-market positions of the Partnership.

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

Credit risk

   When entering into futures or forward contracts, the Partnership is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded in the United States and on most foreign futures exchanges is the clearinghouse associated with such exchanges. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the nonperformance by one of its members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, the sole counterparty to the Partnership's forward transactions is PSI, the Partnership's commodity broker. The Partnership has entered into a master netting agreement with PSI and, as a result, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty nonperformance of all of the Partnership's contracts is the net unrealized gain included in the statements of financial condition. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Partnership.

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the

Partnership relating to domestic futures trading and is not to commingle such assets with other assets of PSI. At June 30, 2000, such segregated assets totalled $6,130,036. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures trading which totalled $2,459,030 at June 30, 2000. There are no segregation requirements for assets related to forward trading.

   As of June 30, 2000, all open futures and forward contracts mature within one year.

   At June 30, 2000 and December 31, 1999, the fair values of open futures and forward contracts were:

                                                       2000                           1999
                                            --------------------------     --------------------------
                                              Assets       Liabilities       Assets       Liabilities
                                            ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Stock indices                          $   --          $    8,075     $   25,150      $  --
     Interest rates                             29,861             938        138,494           9,609
     Currencies                                 --             170,295        255,065          86,970
     Commodities                               165,493          12,365        116,930          88,085
  Foreign exchanges
     Stock indices                              74,850          21,336         35,511           9,447
     Interest rates                             36,774          57,082         78,774          30,983
     Commodities                                10,365          39,341         18,593           7,585
Forward Contracts:
     Currencies                                 --              36,465          6,413          29,850
                                            ----------     -----------     ----------     -----------
                                            $  317,343      $  345,897     $  674,930      $  262,529
                                            ----------     -----------     ----------     -----------
                                            ----------     -----------     ----------     -----------

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

   At June 30, 2000, 100% of the Partnership's net assets was allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 74% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Redemptions recorded for the six and three months ended June 30, 2000 were $1,844,712 and $571,764, respectively, for the limited partners and $19,132 and $5,714, respectively, for the General Partner, and from commencement of operations, October 19, 1988 through June 30, 2000, totalled $48,281,638 for the limited partners and $1,092,502 for the General Partner. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Unit as of June 30, 2000 was $300.77, a decrease of 18.55% from the December 31, 1999 net asset value per Unit of $369.26 and a decrease of 12.58% from the March 31, 2000 net asset value per Unit of $344.04.

   The Partnership's gross trading gains/(losses) were approximately $(1,586,000) and $(1,029,000) during the six and three months ended June 30, 2000, respectively, compared to $1,419,000 and $1,774,000 for the corresponding periods in the prior year. Due to the nature of the Partnership's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Partnership's current quarter trading results is presented below.

Quarterly Market Overview

   U.S. economic growth remained rapid throughout April and May, evidenced by economic indicators across the board. Consumer spending trended upward strongly and housing demand was high. Industrial production and wages expanded briskly in response to burgeoning domestic demand. Labor markets continued to be very tight as employment surged. Signs of an economic slowdown appeared towards the end of the quarter as markets reacted to higher than expected unemployment numbers at the end of May. However, economic expansion remained robust in most world markets throughout the quarter. The Japanese economy showed indications of increased demand in the first five months of 2000. Economic activity in developing countries also continued. Key South American economies recovered from recent recessions, while several Asian emerging market countries settled into growth at a more sustained rate.

   During the quarter, financial markets were dominated by continued volatility in the equity sector. U.S. equity markets, especially more speculative technology stocks, experienced a sell-off in April as investors' confidence declined. Stock indices rallied toward the end of June, but the S&P, Dow, and NASDAQ all ended the first half of the year down.

   Global bond markets mirrored the volatility of the equity markets. Early in the quarter, both U.S. and European prices on interest rate instruments fell due to a rate hike by the European Central Bank at the end of April and a strong U.S. economy. Global bond prices plummeted again in May in anticipation of a U.S. interest rate hike. The U.S. Federal Reserve raised rates by 50 basis points to 6.5%. This forceful policy (more than the 25 basis point increases implemented since mid 1999) was due to the persistent strength of overall demand and growing pressure in a tight labor market. As the quarter continued and new economic data was released, it became apparent that the U.S. economy was decelerating and bond prices rallied slightly.

   The value of the U.S. dollar appreciated considerably against most major currencies at the beginning of the quarter, reflecting, in part, the larger increases in U.S. long-term yields relative to rates in most foreign countries. The dollar's rise against the euro was sizable, but it also made moderate gains against the British pound, Japanese yen, and Canadian dollar. In June, as the U.S. economy showed signs of slowing down, the U.S. dollar weakened against most major currencies. The euro reached all time lows in May before rallying in June as a result of solid European economic data and sentiment that the currency was undervalued. In May, the Japanese yen rose against the U.S. dollar supported by expectations of a possible change in the Bank of Japan's zero-interest rate policy. As the Japanese economy failed to sustain its recovery momentum, the yen lost some ground. The Canadian dollar rallied towards the end of the quarter due to steady Canadian economic data combined with signs of softening in the U.S. economy.

   Increased demand caused oil prices to surge at the beginning of the quarter. In June, OPEC countries agreed to increase oil production as higher gas prices put inflationary pressure on global economies and oil prices reversed downward. In the metals markets, the trend of falling prices in April and May reversed itself later in the quarter as gold soared driven, in part, by weakening in the U.S. dollar and U.S. economy.

Quarterly Partnership Performance

   The following is a summary of performance for the major sectors in which the Partnership traded:

   Financial (-): Bond prices rallied following a higher than expected unemployment number in May and lack of action by the U.S. Federal Reserve at its meeting in June which resulted in losses in short U.S. bond positions. Losses in long euro bond positions were due, in part, to actions taken by the European Central Bank to raise short-term rates in April and June.

   Currency (-): Shifting expectations about the timing of tightening monetary policy by the Bank of Japan reversed the direction of the yen downward, resulting in losses for long yen positions.

   Metal (-): Gold markets surged in June as the U.S. dollar fell in response to an unexpected 0.2% increase in the U.S. unemployment rate, which indicated a weakening U.S. economy. Short gold positions incurred losses.

   Index (-): The second quarter brought a reversal to global equity markets. A strong U.S. economy began showing signs of slowdown and U.S. equity markets experienced an April sell-off. Overall, continued volatility in world markets resulted in losses in FTSE, S&P, and Nikkei Dow positions.

   Energy (+): Long heating oil positions resulted in gains for the Partnership as increased demand drove prices upward.

   Grain (+): Short positions in corn resulted in profits. Starting in early May, favorable growing conditions faced the market with a potentially large crop and prices trended downward.

   Interest income is earned on the Partnership's investments in U.S. Treasury bills and varies monthly according to interest rates, as well as the effect of trading performance and redemptions on the level of interest-bearing funds. Interest income from U.S. Treasury bills for the six and three months ended June 30, 2000 decreased by approximately $61,000 and $33,000 as compared to the corresponding periods in 1999. These declines in interest income were the result of fewer funds being invested in U.S. Treasury bills principally due to redemptions, as well as weak trading performance since July 1999. These declines were partially offset by the impact of higher interest rates during the six and three months ended June 30, 2000 versus the corresponding periods in 1999.

   Commissions paid to PSI are calculated on the Partnership's net asset value on the first day of each month and, therefore, vary according to trading performance and redemptions. Commissions decreased by approximately $254,000 and $142,000 for the six and three months ended June 30, 2000 as compared to the corresponding periods in 1999 principally due to the effect of weak trading performance since July 1999 and redemptions on the monthly net asset values.

   All trading decisions for the Partnership are made by John W. Henry & Company, Inc. Management fees are calculated on the Partnership's net asset value as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $136,000 and $80,000 for the six and three months ended June 30, 2000 as compared to the corresponding periods in 1999 primarily due to fluctuations in monthly net asset values as described in the discussion on commissions above.

   Incentive fees are based on the New High Net Trading Profits generated by the trading manager, as defined in the Advisory Agreement among the Partnership, the General Partner and the trading manager. No incentive fees were earned during the six and three months ended June 30, 2000 and 1999.

   General and administrative expenses include audit, tax and legal fees as well as printing and postage costs. General and administrative expenses decreased by $4,000 and $2,000 for the six and three months ended June 30, 2000 as compared to the corresponding periods in 1999.

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

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--Effective July 2000, Joseph A. Filicetti has resigned as Executive Vice President and as a Director of Seaport Futures Management, Inc.

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

PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: August 14, 2000
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer