Form 10-Q
period 2000-09-30
PRUDENTIAL BACHE DIVERSIFIED FUTURES FUND L P
filed 2000-11-13
CIK 833225

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter ended September 30, 2000

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          2000              1999
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $ 2,432,720      $ 2,812,735
U.S. Treasury bills, at amortized cost                                   5,396,554        9,753,685
Net unrealized gain (loss) on open futures contracts                      (293,533)         435,838
                                                                      -------------     ------------
Total assets                                                           $ 7,535,741      $13,002,258
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   396,642      $ 1,066,423
Net unrealized loss on open forward contracts                              147,359           23,437
Accrued expenses payable                                                    43,290           61,298
Management fees payable                                                     24,484           43,063
                                                                      -------------     ------------
Total liabilities                                                          611,775        1,194,221
                                                                      -------------     ------------
Commitments

Partners' capital
Limited partners (24,643 and 31,656 units outstanding)                   6,854,428       11,689,137
General partner (250 and 322 units outstanding)                             69,538          118,900
                                                                      -------------     ------------
Total partners' capital                                                  6,923,966       11,808,037
                                                                      -------------     ------------
Total liabilities and partners' capital                                $ 7,535,741      $13,002,258
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general partnership unit ('Units')     $    278.15      $    369.26
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                                       2

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Nine Months Ended              Three Months Ended
                                                   September 30,                   September 30,
                                            ---------------------------     ---------------------------
                                               2000            1999            2000            1999
-------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                              $(1,164,138)    $ 2,013,391     $   (18,828)    $   305,288
Change in net unrealized gain/loss on
  open commodity positions                     (853,293)     (1,979,211)       (412,338)     (1,690,341)
Interest from U.S Treasury bills                302,165         424,869          85,945         147,475
                                            -----------     -----------     -----------     -----------
                                             (1,715,266)        459,049        (345,221)     (1,237,578)
                                            -----------     -----------     -----------     -----------

EXPENSES
Commissions                                     577,055         998,072         156,571         323,421
Management fees                                 280,720         497,098          76,557         156,456
General and administrative                       50,544          57,295          16,953          19,875
                                            -----------     -----------     -----------     -----------
                                                908,319       1,552,465         250,081         499,752
                                            -----------     -----------     -----------     -----------
Net loss                                    $(2,623,585)    $(1,093,416)    $  (595,302)    $(1,737,330)
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
ALLOCATION OF NET LOSS
Limited partners                            $(2,597,250)    $(1,082,484)    $  (589,331)    $(1,719,942)
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
General partner                             $   (26,335)    $   (10,932)    $    (5,971)    $   (17,388)
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
NET LOSS PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net loss per weighted average
  limited and general partnership unit      $    (90.95)    $    (29.40)    $    (22.62)    $    (49.12)
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
Weighted average number of
  limited and general partnership units
  outstanding                                    28,845          37,197          26,319          35,370
                                            -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------
-------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                 UNITS       PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1999             31,978     $11,689,137     $118,900     $11,808,037
Net loss                                                     (2,597,250)     (26,335)     (2,623,585)
Redemptions                                      (7,085)     (2,237,459)     (23,027)     (2,260,486)
                                                 ------     -----------     --------     -----------
Partners' capital--September 30, 2000            24,893     $ 6,854,428     $ 69,538     $ 6,923,966
                                                 ------     -----------     --------     -----------
                                                 ------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Seaport Futures Management, Inc. (the 'General Partner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache Diversified Futures Fund L.P. (the 'Partnership') as of September 30, 2000 and the results of its operations for the nine and three months ended September 30, 2000 and 1999. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

New Accounting Guidance

   In June 2000, the Financial Accounting Standards Board ('FASB') issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133 ('SFAS 138'), which became effective for the Partnership on July 1, 2000. SFAS 138 amends the accounting and reporting standards of FASB Statement No. 133 for certain derivative instruments and certain hedging activities. SFAS 138 has not had a material effect on the carrying value of assets and liabilities within the financial statements.

B. Related Parties

   The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications, printing and other administrative services. A portion of the general and administrative expenses of the Partnership for the nine and three months ended September 30, 2000 and 1999 was borne by Prudential Securities Incorporated ('PSI') and its affiliates.

   Costs and expenses charged to the Partnership for these services for the nine and three months ended September 30, 2000 and 1999 were:

                                                                             For the three months
                                           For the nine months ended                 ended
                                                 September 30,                   September 30,
                                          ---------------------------      -------------------------
                                            2000              1999           2000             1999
                                          ----------------------------------------------------------
Commissions                               $577,055         $  998,072      $156,571         $323,421
General and administrative                   7,499              3,716         2,513              940
                                          --------         ----------      --------         --------
                                          $584,554         $1,001,788      $159,084         $324,361
                                          --------         ----------      --------         --------
                                          --------         ----------      --------         --------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses payable) as of September 30, 2000 and December 31, 1999 were $4,667 and $4,750, respectively.

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures trading and is not to commingle such assets with other assets of PSI. At September 30, 2000, such segregated assets totalled $4,470,062. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures trading which totalled $3,065,679 at September 30, 2000. There are no segregation requirements for assets related to forward trading.

   As of September 30, 2000, all open futures and forward contracts mature within one year.

   At September 30, 2000 and December 31, 1999, the fair values of open futures and forward contracts were:

                                                       2000                           1999
                                            --------------------------     --------------------------
                                              Assets       Liabilities       Assets       Liabilities
                                            ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Stock indices                          $    1,900      $    2,600     $   25,150      $  --
     Interest rates                             53,168          17,563        138,494           9,609
     Currencies                                 44,540         324,715        255,065          86,970
     Commodities                                80,909          28,966        116,930          88,085
  Foreign exchanges
     Stock indices                              50,734           9,309         35,511           9,447
     Interest rates                              7,941         150,819         78,774          30,983
     Commodities                                25,933          24,686         18,593           7,585
Forward Contracts:
     Currencies                                    354         147,713          6,413          29,850
                                            ----------     -----------     ----------     -----------
                                            $  265,479      $  706,371     $  674,930      $  262,529
                                            ----------     -----------     ----------     -----------
                                            ----------     -----------     ----------     -----------

D. Subsequent Event

   On October 1, 2000, the advisory agreement among the Partnership, the General Partner and the trading manager was amended. The new agreement reduces the monthly management fee paid to the trading manager from 1/3 of 1% (a 4% annual rate) of the Partnership's net asset value to 1/6 of 1% (a 2% annual rate). Additionally, if the trading manager recoups its cumulative trading losses to date and achieves a new trading high, the trading manager will earn a quarterly incentive fee of 20% as compared to 15% previously paid.

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

   At September 30, 2000, 100% of the Partnership's net assets was allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 74% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Redemptions recorded for the nine and three months ended September 30, 2000 were $2,237,459 and $392,747, respectively, for the limited partners and $23,027 and $3,895, respectively, for the General Partner, and from commencement of operations, October 19, 1988 through September 30, 2000, totalled $48,674,386 for the limited partners and $1,096,396 for the General Partner. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Unit as of September 30, 2000 was $278.15, a decrease of 24.67% from the December 31, 1999 net asset value per Unit of $369.26 and a decrease of 7.52% from the June 30, 2000 net asset value per Unit of $300.77.

   The Partnership's gross trading gains/(losses) were approximately $(2,017,000) and $(431,000) during the nine and three months ended September 30, 2000, respectively, compared to $34,000 and $(1,385,000) for the corresponding periods in the prior year. Due to the nature of the Partnership's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Partnership's current quarter trading results is presented below.

Quarterly Market Overview

   U.S. economic activity expanded at a moderate pace at the beginning of the third quarter and showed signs of slowing down near quarter-end. Growth in consumer spending slowed from the outsized gains earlier in the year, and sales of new homes dropped from earlier highs. However, business spending continued to surge and industrial production trended upward. Even though expansion in employment slowed considerably in recent months, labor markets remained tight by historical standards and some measures of labor compensation continued to accelerate. The recent decrease in consumer spending resulted from moderate growth of real disposable income in recent months coupled with dips in stock market valuation. Nevertheless, consumer sentiment continued to be buoyant. Consumer prices, as measured by the CPI, increased in June in response to a surge in energy prices, but climbed only modestly in July and August.

   U.S. Treasury markets were choppy throughout the quarter but ended slightly higher, while Japanese government bonds fell sharply on news of a 25 basis point rate hike. The U.S. Federal Reserve Bank maintained interest rates at 6.50% throughout the quarter due to increasing indications of a slow down in aggregate demand and rising productivity. Conversely, there was a shift by other European and Asian central banks toward tighter domestic monetary policy. At its monetary policy meeting held in August, the Bank of Japan (BOJ) decided to raise rates from 0% to 0.25%. In February 1999, the BOJ adopted a zero interest rate policy, unprecedented both in and out of Japan, to counter the possibility of mounting deflationary pressure and prevent further deterioration of Japan's economy. Over the past year and a half, Japan's economy substantially improved; consequently, the BOJ felt confident that Japan's economy had reached the stage where deflation was no longer an immediate threat.

   The BOJ's increase in short-term interest rates in August caused the yen to rally sharply against the British pound and U.S. dollar. The U.S. dollar was strong against most major currencies at the beginning of the quarter. The end of September brought a sharp reversal to this trend following intervention by the G-7 central banks to support the euro. This move drove the euro up 5% against the U.S. dollar and the Japanese yen. The euro surged to a high of above $0.90 after the initial wave of euro buying before settling down more than $0.02 below its intervention peaks.

   Global equity markets experienced choppiness in July and August before declining in September. This was due to growing concern over near record energy costs and warnings of earning shortfalls, particularly from U.S. technology companies.

   Energy prices continued their upward trend throughout the quarter. In August, the American Petroleum Institute reported that crude inventories were at a 24-year low and by month's end the price per barrel had moved to over $33. On September 22nd, the U.S. announced that it would release 30 million barrels of oil from the U.S. strategic petroleum reserve over the next month in an effort to cap surging energy prices; crude oil prices fell by $2 a barrel.

Quarterly Partnership Performance

   The following is a summary of performance for the major sectors in which the Partnership traded:

   Interest rates (-): Losses were incurred in long domestic, European and Japanese bond positions. The Japanese government bond was the largest contributor to negative performance as prices fell in the wake of the BOJ's decision to abandon its zero-interest rate policy and raise rates 25 basis points.

   Stock indices (-): The global economic slowdown negatively affected the major indices. Long positions in the European DAX, S&P 500 and Sydney Futures Exchange resulted in losses.

   Currencies (-): Short positions in the Japanese Yen yielded losses despite a brief rally after intervention by the European Central Bank and other G-7 central banks to boost the failing euro. Increasing European productivity and growth coupled with rising energy prices have been the contributing factors to weakening foreign currencies.

   Energies (+): Long light crude oil, crude oil and heating oil positions resulted in gains as the energy sector continued to push prices higher driven by demand and uncertainty about future production and supply levels.

   Interest income is earned on the Partnership's investments in U.S. Treasury bills and varies monthly according to interest rates, as well as the effect of trading performance and redemptions on the level of interest-bearing funds. Interest income from U.S. Treasury bills for the nine and three months ended September 30, 2000 decreased by approximately $123,000 and $62,000 as compared to the corresponding periods in 1999. These declines in interest income were the result of fewer funds being invested in U.S. Treasury bills principally due to redemptions, as well as weak trading performance since July 1999. These declines were partially offset by higher interest rates during the nine and three months ended September 30, 2000 versus the corresponding periods in 1999.

   Commissions paid to PSI are calculated on the Partnership's net asset value on the first day of each month and, therefore, vary according to trading performance and redemptions. Commissions decreased by approximately $421,000 and $167,000 for the nine and three months ended September 30, 2000 as compared to the corresponding periods in 1999 principally due to the effect of weak trading performance since July 1999 and redemptions on the monthly net asset values.

   All trading decisions for the Partnership are made by John W. Henry & Company, Inc. Management fees are calculated on the Partnership's net asset value as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $216,000 and $80,000 for the nine and three months ended September 30, 2000 as compared to the corresponding periods in 1999 primarily due to fluctuations in monthly net asset values as described in the discussion on commissions above.

   Incentive fees are based on the New High Net Trading Profits generated by the trading manager, as defined in the Advisory Agreement among the Partnership, the General Partner and the trading manager. No incentive fees were earned during the nine and three months ended September 30, 2000 and 1999.

   General and administrative expenses include audit, tax and legal fees as well as printing and postage costs. General and administrative expenses decreased by $7,000 and $3,000 for the nine and three months ended September 30, 2000 as compared to the corresponding periods in 1999.

   On October 1, 2000, the advisory agreement among the Partnership, the General Partner and the trading manager was amended. The new agreement reduces the monthly management fee paid to the trading manager from 1/3 of 1% (a 4% annual rate) of the Partnership's net asset value to 1/6 of 1% (a 2% annual rate). Additionally, if the trading manager recoups its cumulative trading losses to date and achieves a new trading high, the trading manager will earn a quarterly incentive fee of 20% as compared to 15% previously paid.

New Accounting Guidance

   In June 2000, FASB issued SFAS 138 which became effective for the Partnership on July 1, 2000. SFAS 138 amends the accounting and reporting standards of FASB Statement No. 133 for certain derivative instruments and certain hedging activities. SFAS 138 has not had a material effect on the carrying value of assets and liabilities within the financial statements.

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

             4.3 Request for Redemption (incorporated by reference to Exhibit 4.3 to the Registrant's Registration
                  Statement on Form S-1, File No. 33-22100)

            10.10 Amendment to Advisory Agreement, dated
                  October 1, 2000, among the Registrant,
                  Seaport Futures Management, Inc. and John W.
                  Henry & Company, Inc. (filed herewith)

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

PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: November 13, 2000
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer