Form 10-K
period 2000-12-31
PRUDENTIAL BACHE DIVERSIFIED FUTURES FUND L P
filed 2001-03-29
CIK 833225

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2000

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

                                               None
--------------------------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:
                              Units of Limited Partnership Interest
--------------------------------------------------------------------------------------------------
                                         (Title of class)

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

   Annual Report to Limited Partners for the year ended December 31, 2000 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K
                              Index to exhibits can be found on pages 8 and 9.

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)

                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................     3
Item  2    Properties.......................................................................     3
Item  3    Legal Proceedings................................................................     3
Item  4    Submission of Matters to a Vote of Limited Partners..............................     3

PART II
Item  5    Market for the Registrant's Units and Related Limited Partner Matters............     4
Item  6    Selected Financial Data..........................................................     4
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................     4
Item 7A    Quantitative and Qualitative Disclosures About Market Risk.......................     4
Item  8    Financial Statements and Supplementary Data......................................     4
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................     5

PART III
Item 10    Directors and Executive Officers of the Registrant...............................     5
Item 11    Executive Compensation...........................................................     6
Item 12    Security Ownership of Certain Beneficial Owners and Management...................     7
Item 13    Certain Relationships and Related Transactions...................................     7

PART IV
Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................     8
           Financial Statements and Financial Statement Schedules...........................     8
           Exhibits.........................................................................     8
           Reports on Form 8-K..............................................................     9

SIGNATURES..................................................................................    10

                                       2

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

   The Registrant is a closed-end fund which does not currently, and does not intend in the future to, solicit the sale of additional Units. As such, the Registrant does not compete with other entities to attract new fund participants. However, to the extent that the Trading Manager recommends similar or identical trades to the Registrant and other accounts which it manages, the Registrant may compete with those accounts for the execution of the same or similar trades, as well as with other market participants.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partner and its affiliates pursuant to the Partnership Agreement as further discussed in Notes A, C and D to the Registrant's financial statements included in its annual report to the limited partners for the year ended December 31, 2000 ('Registrant's 2000 Annual Report') which is filed as an exhibit hereto.

Item 2. Properties

   The Registrant does not own or lease any property.

Item 3. Legal Proceedings

   There are no material legal proceedings pending by or against the Registrant or the General Partner.

Item 4. Submission of Matters to a Vote of Limited Partners

   None
                                      3

                                    PART II

Item 5. Market for the Registrant's Units and Related Limited Partner Matters

   On October 19, 1988, the Registrant completed its offering. A significant secondary market for the Units has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Partnership Agreement limiting the ability of a partner to transfer Units. The Partnership Agreement does, however, provide that a limited partner may redeem its units as of the last business day of any calendar quarter at the then current net asset value per Unit. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. No distributions have been made since inception and no distributions are anticipated in the future.

   As of March 12, 2001, there were 365 holders of record owning 24,437 Units which include 245 units of general partnership interest.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 9 of the Registrant's 2000 Annual Report which is filed as an exhibit hereto.

                                                       Year ended December 31,
                                 -------------------------------------------------------------------
                                    2000          1999          1998          1997          1996
                                 -----------   -----------   -----------   -----------   -----------
Total revenues (including
  interest)....................  $   766,189   $  (953,797)  $ 2,595,752   $ 4,284,472   $ 7,090,392
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------

Net income (loss)..............  $  (350,188)  $(2,933,491)  $   254,155   $ 1,599,123   $ 4,107,441
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
Net income (loss) per weighted
  average Unit.................  $    (12.57)  $    (80.12)  $      6.08   $     34.66   $     76.69
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------

Total assets...................  $ 9,268,631   $13,002,258   $18,118,204   $20,044,570   $21,401,289
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------
Net asset value per Unit.......  $    369.48   $    369.26   $    452.97   $    444.27   $    407.47
                                 -----------   -----------   -----------   -----------   -----------
                                 -----------   -----------   -----------   -----------   -----------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 11 through 13 of the Registrant's 2000 Annual Report which is filed as an exhibit hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 9 of the Registrant's 2000 Annual Report which is filed as an exhibit hereto.

   Selected unaudited quarterly financial data for the years ended December 31, 2000 and 1999 are summarized below:

                                                   First         Second          Third         Fourth
                                                  Quarter        Quarter        Quarter        Quarter
                                                -----------    -----------    -----------    -----------
2000:
Total revenues (including interest)             $  (441,805)   $  (928,240)   $  (345,221)   $ 2,481,455
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
Total revenues (including interest) less
  commissions                                   $  (675,133)   $(1,115,396)   $  (501,792)   $ 2,331,586
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
Net income (loss)                               $  (806,443)   $(1,221,840)   $  (595,302)   $ 2,273,397
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
Net income (loss) per weighted average
  Interest                                      $    (25.22)   $    (43.27)   $    (22.62)   $     91.33
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
1999:
Total revenues (including interest)             $  (211,688)   $ 1,908,315    $(1,237,578)   $(1,412,846)
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
Total revenues (including interest) less
  commissions                                   $  (557,040)   $ 1,579,016    $(1,560,999)   $(1,687,277)
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
Net income (loss)                               $  (747,092)   $ 1,391,006    $(1,737,330)   $(1,840,075)
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
Net income (loss) per weighted average
  Interest                                      $    (19.17)   $     37.35    $    (49.12)   $    (52.78)
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------

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

   The directors and executive officers of Seaport Futures Management, Inc. and their positions with respect to the Registrant are as follows:

            Name                                      Position
Eleanor L. Thomas               President and Director
Barbara J. Brooks               Chief Financial Officer
Steven Carlino                  Vice President and Treasurer
A. Laurence Norton, Jr.         Director
Guy S. Scarpaci                 Director
Tamara B. Wright                Senior Vice President and Director

   ELEANOR L. THOMAS, age 46, has been the President and a Director of Seaport Futures Management, Inc. since April 1999. She has also been the President of Prudential Securities Futures Management Inc. (an affiliate of the General Partner) since September 2000 and a Director since April 1999. She has held various positions of increasing responsibility in both Seaport Futures Management, Inc. and Prudential Securities Futures Management Inc. since joining PSI in 1993. She is a First Vice President of PSI and the director of the Futures and Hedge Fund Group within PSI. Prior to joining PSI in March 1993, she was with MC Baldwin Financial Company from June 1990 through February 1993 and Arthur Andersen & Co. from 1986 through May 1990. Ms. Thomas is a certified public accountant.

   BARBARA J. BROOKS, age 52, is the Chief Financial Officer of Seaport Futures Management, Inc. She is a Senior Vice President of PSI. She is also the Chief Financial Officer of Prudential Securities Futures Management Inc. and serves in various capacities for other affiliated companies. She has held several positions within PSI since April 1983. Ms. Brooks is a certified public accountant.

   STEVEN CARLINO, age 37, is a Vice President and Treasurer of Seaport Futures Management, Inc. He is a Senior Vice President of PSI. He is also a Vice President and Treasurer of Prudential Securities Futures Management Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in October 1992, he was with Ernst & Young for six years. Mr. Carlino is a certified public accountant.

   A. LAURENCE NORTON, JR., age 62, is a Director of Seaport Futures Management, Inc. He is an Executive Vice President of PSI and, since March 1994, has been the director of the Futures Division of PSI. He is also a Director of Prudential Securities Futures Management Inc. and is a member of PSI's Operating Committee. From October 1991 to March 1994, he held the position of Executive Director of Retail Development and Retail Strategies at PSI. Prior to joining PSI in 1991, Mr. Norton was a Senior Vice President and Branch Manager of Shearson Lehman Brothers.

   GUY S. SCARPACI, age 54, is a Director of Seaport Futures Management, Inc. He is a First Vice President of the Futures Division of PSI. He is also a Director of Prudential Securities Futures Management Inc. Mr. Scarpaci has been employed by PSI in positions of increasing responsibility since August 1974.

   TAMARA B. WRIGHT, age 42, is a Director and a Senior Vice President of Seaport Futures Management, Inc. She is a Senior Vice President and Chief Administrative Officer for the International Division of PSI. She is also a Director and a Senior Vice President of Prudential Securities Futures Management Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in July 1988, she was a manager with Price Waterhouse.

   Effective July 2000, Joseph A. Filicetti resigned as Executive Vice President and as a Director of Seaport Futures Management, Inc. Additionally, Joseph A. Filicetti resigned as President and as a Director of Prudential Securities Futures Management Inc. effective July 2000.

   Effective February 2001, Alan J. Brody resigned as a Director of both Seaport Futures Management, Inc. and Prudential Securities Futures Management Inc. Additionally, effective March 30, 2001, A. Laurence Norton, Jr. will resign as a Director of both Seaport Futures Management, Inc. and Prudential Securities Futures Management Inc.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 12, 2001, no director or officer of the General Partner owns directly or beneficially any interest in the voting securities of the General Partner.

   As of March 12, 2001, no director or officer of the General Partner owns directly or beneficially any of the Units issued by the Registrant.

   As of March 12, 2001, no partner beneficially owns more than five percent (5%) of the outstanding limited partnership units issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the General Partner.

   Reference is made to Notes A, C and D to the financial statements in the Registrant's 2000 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                                            Page in
                                                                                         Annual Report
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      1.   Financial Statements and Report of Independent
              Accountants--incorporated by reference to the Registrant's 2000 Annual
              Report which is filed as an exhibit hereto

              Report of Independent Accountants                                                2

              Financial Statements:

              Statements of Financial Condition--December 31, 2000 and 1999                    3

              Statements of Operations--Three years ended December 31, 2000                    4

              Statements of Changes in Partners' Capital--Three years ended December
              31, 2000                                                                         4

              Notes to Financial Statements                                                    5

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

                                       8

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

      10.10   Amendment to Advisory Agreement, dated October 1, 2000, among the
              Registrant, Seaport Futures Management, Inc. and John W. Henry &
              Company, Inc. (incorporated by reference to Exhibit 10.10 of the Registrant's Quarterly Report on Form 10-Q for the period ended
              September 30, 2000)

       13.1   Registrant's 2000 Annual Report (with the exception of the information and data incorporated by reference in Items 1, 7 and 8 of this Annual
              Report on Form 10-K, no other information or data appearing in the
              Registrant's 2000 Annual Report is to be deemed filed as part of this report) (filed herewith)

(b)           Reports on Form 8-K--None

                                       9

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prudential-Bache Diversified Futures Fund L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                                              Date: March 29, 2001
     -----------------------------------------------------------------
     Steven Carlino
     Vice President and Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Eleanor L. Thomas                                           Date: March 29, 2001
     -----------------------------------------------------------------
     Eleanor L. Thomas
     President and Director

     By: /s/ Barbara J. Brooks                                           Date: March 29, 2001
     -----------------------------------------------------------------
     Barbara J. Brooks
     Chief Financial Officer

     By: /s/ Steven Carlino                                              Date: March 29, 2001
     -----------------------------------------------------------------
     Steven Carlino
     Vice President and Treasurer

     By: /s/ Laurence Norton, Jr.                                        Date: March 29, 2001
     -----------------------------------------------------------------
     A. Laurence Norton, Jr.
     Director

     By: /s/ Guy S. Scarpaci                                             Date: March 29, 2001
     -----------------------------------------------------------------
     Guy S. Scarpaci
     Director

     By: /s/ Tamara B. Wright                                            Date: March 29, 2001
     -----------------------------------------------------------------
     Tamara B. Wright
     Senior Vice President and Director

                                       10