Form 10-Q
period 2001-06-30
PRUDENTIAL BACHE DIVERSIFIED FUTURES FUND L P
filed 2001-08-14
CIK 833225

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter ended June 30, 2001

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,        December 31,
                                                                          2001              2000
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $ 1,321,170       $1,544,092
U.S. Treasury bills, at amortized cost (pledged at broker)               6,677,049        6,321,898
Net unrealized gain on open futures contracts                              113,275        1,298,515
Unrealized gain on open forward contracts                                       --          104,126
                                                                      -------------     ------------
Total assets                                                           $ 8,111,494       $9,268,631
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   122,803       $  168,483
Accrued expenses payable                                                    33,514           55,913
Net unrealized loss on open forward contracts                               20,787               --
Management fees payable                                                     13,429           15,355
                                                                      -------------     ------------
Total liabilities                                                          190,533          239,751
                                                                      -------------     ------------
Commitments

Partners' capital
Limited partners (22,924 and 24,192 units outstanding)                   7,841,601        8,938,357
General partner (232 and 245 units outstanding)                             79,360           90,523
                                                                      -------------     ------------
Total partners' capital                                                  7,920,961        9,028,880
                                                                      -------------     ------------
Total liabilities and partners' capital                                $ 8,111,494       $9,268,631
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general partnership unit ('Units')     $    342.07       $   369.48
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

          The accompanying notes are an integral part of these statements.

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Six months ended             Three months ended
                                                         June 30,                      June 30,
                                                --------------------------    --------------------------
                                                   2001           2000           2001           2000
--------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                                  $ 1,029,018    $(1,145,310)   $  (580,667)   $  (448,530)
Change in net unrealized gain/loss on open
  commodity positions                            (1,310,153)      (440,955)      (781,228)      (580,437)
Interest from U.S. Treasury bills                   154,151        216,220         71,978        100,727
                                                -----------    -----------    -----------    -----------
                                                   (126,984)    (1,370,045)    (1,289,917)      (928,240)
                                                -----------    -----------    -----------    -----------

EXPENSES
Commissions                                         358,315        420,484        179,779        187,156
Management fees                                      88,711        204,163         42,468         89,805
General and administrative                           35,760         33,591         17,100         16,639
                                                -----------    -----------    -----------    -----------
                                                    482,786        658,238        239,347        293,600
                                                -----------    -----------    -----------    -----------
Net loss                                        $  (609,770)   $(2,028,283)   $(1,529,264)   $(1,221,840)
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
ALLOCATION OF NET LOSS
Limited partners                                $  (603,054)   $(2,007,919)   $(1,513,331)   $(1,209,596)
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
General partner                                 $    (6,716)   $   (20,364)   $   (15,933)   $   (12,244)
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
NET LOSS PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net loss per weighted average
  limited and general partnership unit          $    (25.43)   $    (67.36)   $    (65.03)   $    (43.27)
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
Weighted average number of
  limited and general partnership units
  outstanding                                        23,976         30,109         23,515         28,239
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
--------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                 UNITS       PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 2000             24,437     $ 8,938,357     $ 90,523     $ 9,028,880
Net loss                                                       (603,054)      (6,716)       (609,770)
Redemptions                                      (1,281)       (493,702)      (4,447)       (498,149)
                                                 ------     -----------     --------     -----------
Partners' capital--June 30, 2001                 23,156     $ 7,841,601     $ 79,360     $ 7,920,961
                                                 ------     -----------     --------     -----------
                                                 ------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------

          The accompanying notes are an integral part of these statements.

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2001
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Seaport Futures Management, Inc. (the 'General Partner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Prudential-Bache Diversified Futures Fund L.P. (the 'Partnership') as of June 30, 2001 and the results of its operations for the six and three months ended June 30, 2001 and 2000. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

B. Related Parties

   The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications, printing and other administrative services. A portion of the general and administrative expenses of the Partnership for the six and three months ended June 30, 2001 and 2000 was borne by Prudential Securities Incorporated ('PSI'), an affiliate of the General Partner, and its affiliates.

   Costs and expenses charged to the Partnership for these services for the six and three months ended June 30, 2001 and 2000 were:

                                          For the six months       For the three months
                                            ended June 30,            ended June 30,
                                         ---------------------     ---------------------
                                           2001         2000         2001         2000
----------------------------------------------------------------------------------------
Commissions                              $358,315     $420,484     $179,779     $187,156
General and administrative                  4,747        4,986        2,512        3,049
                                         --------     --------     --------     --------
                                         $363,062     $425,470     $182,291     $190,205
                                         --------     --------     --------     --------
                                         --------     --------     --------     --------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses payable) as of June 30, 2001 and December 31, 2000 were $3,164 and $2,174, respectively.

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

C. Derivative Instruments and Associated Risks

   The Partnership is exposed to various types of risk associated with the derivative instruments and related markets in which it invests. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of the Partnership's investment activities (credit risk).
                                       4

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures trading (subject to the recent opt out provisions discussed below) and is not allowed to commingle such assets with other assets of PSI. At June 30, 2001, such segregated assets totalled $4,662,264. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the
                                       5

Partnership related to foreign futures trading which totalled $3,449,230 at June 30, 2001. There are no segregation requirements for assets related to forward trading.

   The CFTC recently promulgated rules that allow futures commission merchants to permit certain customers, including the Partnership, to opt out of segregation with regard to trading on certain exchanges, but PSI has not done so to date. If the Partnership were to opt out, its funds could be held in a broader and riskier range of investments.

   As of June 30, 2001, all open futures and forward contracts mature within one year.

   At June 30, 2001 and December 31, 2000, the fair values of open futures and forward contracts were:

                                                      2001                          2000
                                            ------------------------     --------------------------
                                             Assets      Liabilities       Assets       Liabilities
                                            --------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Stock indices                          $    150      $   10,750     $   52,400      $       --
     Interest rates                               --          78,884        318,039              --
     Currencies                              139,125          22,390        524,418          19,490
     Commodities                              78,965          45,047        141,268          52,292
  Foreign exchanges
     Stock indices                             5,776          25,991         99,811          11,139
     Interest rates                           57,529          19,383        238,598              --
     Commodities                              35,596           1,421         21,306          14,404
Forward Contracts:
     Currencies                               18,630          39,417        104,126              --
                                            --------     -----------     ----------     -----------
                                            $335,771      $  243,283     $1,499,966      $   97,325
                                            --------     -----------     ----------     -----------
                                            --------     -----------     ----------     -----------

D. Financial Highlights

                                                                             Three Months
                                                       Six Months Ended         Ended
                                                        June 30, 2001       June 30, 2001
                                                       ----------------    ----------------
        Performance per Unit
          Net asset value, beginning of period             $ 369.48            $ 407.10
                                                       ----------------    ----------------
          Net realized gain (loss) and change in net
             unrealized gain/loss on commodity
             transactions                                    (13.68)             (57.91)
          Interest from U.S. Treasury bills                    6.42                3.06
          Expenses                                           (20.15)             (10.18)
                                                       ----------------    ----------------
          Decrease for the period                            (27.41)            (65.03)
                                                       ----------------    ----------------
          Net asset value, end of period                   $ 342.07            $ 342.07
                                                       ----------------    ----------------
                                                       ----------------    ----------------
        Total return                                          (7.42)%            (15.97)%
        Ratio to average net assets
          Interest income                                      3.49%               3.29%
          Expenses                                            10.94%              10.94%

                                       6

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

   At June 30, 2001, 100% of the Partnership's total net assets was allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 83% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Since the Partnership's business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Partnership's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Partnership's speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond the Partnership's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The General Partner attempts to minimize these risks by requiring the Partnership and its trading manager to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note C to the financial statements for a further discussion of the credit and market risks associated with the Partnership's futures and forward contracts.

   Redemptions by limited partners were $493,702 and $118,356 for the six and three months ended June 30, 2001, respectively, and General Partner redemptions, which occurred during the three months ended June 30, 2001, totalled $4,447. Redemptions recorded from commencement of operations (October 19, 1988) through June 30, 2001 totalled $49,334,723 and $1,102,691 for the limited partners and General Partner, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Unit as of June 30, 2001 was $342.07, a decrease of 7.42% from the December 31, 2000 net asset value per Unit of $369.48 and a decrease of 15.97% from the March 31, 2001 net asset value per Unit of $407.10. Past performance is not necessarily indicative of future results.

   The Partnership's gross trading losses were approximately $281,000 and $1,362,000 during the six and three months ended June 30, 2001, respectively, compared to losses of $1,586,000 and $1,029,000 for the corresponding periods in the prior year. Due to the nature of the Partnership's trading activities, a period to
                                       7
period comparison of its trading results is not meaningful. However, a detailed discussion of the Partnership's current quarter trading results is presented below.

Quarterly Market Overview

   The global economy remained sluggish during the second quarter of 2001 and as a result, U.S. and global stock markets continued their downward trend. In the U.S., heightened concerns regarding cutbacks in industrial production and future sales caused downward revisions of corporate earnings. Business investment and capital spending were weak and appeared to be decreasing further, reflecting in part the downtrend in manufacturing output. Labor demand weakened considerably and unemployment rose. Consumer spending held up relatively well despite deceleration in income, reduced household net worth, and deterioration in consumer sentiment. Economic activity in foreign industrial countries decelerated as well, due in part to softening of the U.S. economy, weakness in world high-tech markets and the downward adjustment in global equity prices. Expansion in Europe, including the United Kingdom, and Canada slowed significantly, while the Japanese economy slowed after a brief rebound late last year. In addition, economic growth in many developing countries softened, reflecting, in part, weaker external demand. In the U.S., overall inflation, as measured by the Consumer Price Index (CPI), increased slightly, but was held down by a deceleration in energy prices.

   As a result of weak global economies, equity markets continued to perform poorly during most of the quarter. In April, U.S. equity markets, particularly the NASDAQ, rallied briefly after the U.S. Federal Reserve (Fed) called an unscheduled meeting to lower interest rates before falling once again amid continuing softening economies and fears of weak corporate earnings. Markets rose briefly once again in June following the U.S. Federal Reserve's 25 basis point interest rate cut. This smaller than anticipated rate reduction seemed to signal a cessation of the Fed's recent series of aggressive rate cuts and caused many investors to exit the bond market and invest in equities.

   Interest rate instruments trended upward throughout most of the quarter as major central banks cut short-term interest rates in an attempt to bolster slowing economies. The U.S. Federal Reserve cut rates three times during the quarter lowering rates from 4.50% to 3.75%. The European Central Bank and the Bank of England cut interest rates by 25 basis points in May. This was the third interest rate reduction in five months for the Bank of England. Global bonds reversed downward towards quarter-end as the Fed cut rates by only 25 basis points, driving many investors out of interest rate instruments and into equities.

   In foreign exchange markets, the Japanese yen started the quarter strong before weakening against the U.S. dollar and other foreign currencies. This followed a government report that Japan's GDP shrank in the first quarter, generating fears that the Japanese economy may be slipping into recession. The Canadian dollar posted gains against the U.S. dollar as economic reports showed a 1.7% increase in exports to the U.S. in June. The British pound reached a 15 year low against the U.S. dollar in June amid concern that England would join the European Monetary Union. The euro declined against the U.S. dollar as well, amid signs of continuing weakness in the European economy.

   Energy prices fell in response to growing inventory levels of crude oil and related products. The American Petroleum Institute reported that the U.S. gasoline supply had reached its highest level in two years. Swelling energy inventories fed fears of an overall weakening demand for fuels in the slowing global economy. Additionally, the market fell when tropical storm Allison caused less damage along the Gulf Coast than was originally feared.

Quarterly Partnership Performance

   The following is a summary of performance for the major sectors in which the Partnership traded:

   Currencies (-): After a strong start, the Japanese yen declined against the U.S. dollar and many European currencies as the Japanese economy exhibited signs of weakness. Long Japanese yen and yen/U.S. dollar cross-rate positions resulted in losses. Long British pound positions incurred losses as the pound reached a 15 year low against the U. S. dollar in June. Short Australian dollar positions resulted in losses in April as prices rallied following a 50 basis point interest rate cut by the Reserve Bank of Australia.

   Interest rates (-): Prices of most interest rate instruments trended upward throughout most of the quarter due to short-term interest rate cuts by major central banks in an attempt to bolster slowing economies. Short positions in U.S. government and euro bonds resulted in losses for the Partnership.

   Stock indices (-): Weak global economies and concerns regarding corporate earnings resulted in continued poor performance in the equity markets. NASDAQ, S&P 500 and Nikkei Dow positions resulted in losses for the Partnership.

   Energies (-): Long crude and heating oil positions resulted in losses as increased inventories and weakening demand drove prices downward.

   Metals (-): Gold prices rallied to a ten month high in May before reversing course amid rumors that Russia would sell a portion of its gold reserve. Long gold positions incurred losses for the Partnership. Rate cuts by U.S. and European central banks stirred fears of inflation driving silver prices higher. Short silver positions incurred losses for the Partnership.

   Interest income is earned on the Partnership's investment in U.S. Treasury bills and varies monthly according to interest rates, as well as the effect of trading performance and redemptions on the level of interest-bearing funds. Interest income from U.S. Treasury bills decreased by approximately $62,000 and $29,000 for the six and three months ended June 30, 2001 as compared to the corresponding periods in 2000. These declines in interest income were the result of fewer funds being invested in U.S. Treasury bills principally due to redemptions as well as lower interest rates during the six and three months ended June 30, 2001 versus the corresponding periods in 2000.

   Commissions paid to PSI are calculated on the Partnership's net asset value on the first day of each month and, therefore, vary monthly according to trading performance and redemptions. Commissions decreased by approximately $62,000 and $7,000 for the six and three months ended June 30, 2001 as compared to the corresponding periods in 2000 principally due to the effect of redemptions on the monthly net asset values.

   All trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the 'Trading Manager'). Management fees are calculated on the Partnership's net asset value as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $115,000 and $47,000 for the six and three months ended June 30, 2001 as compared to the corresponding periods in 2000 primarily due to the reduction in the annual management fee rate from 4% to 2% effective October 2000 as well as declines in monthly net asset values as further discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the Trading Manager, as defined in the advisory agreement among the Partnership, the General Partner and the Trading Manager. No incentive fees were earned during the six and three months ended June 30, 2001 or 2000.

   General and administrative expenses include audit, tax and legal fees as well as printing and postage costs. General and administrative expenses for the six and three months ended June 30, 2001 were relatively comparable to the corresponding periods in 2000.

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

Item 5. Other Information-- None

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

PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: August 14, 2001
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer
                                       11