Form 10-Q
period 2001-09-30
PRUDENTIAL BACHE DIVERSIFIED FUTURES FUND L P
filed 2001-11-13
CIK 833225

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter ended September 30, 2001

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          2001              2000
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $ 2,060,193       $1,544,092
U.S. Treasury bills, at amortized cost (pledged at broker)               5,924,288        6,321,898
Net unrealized gain on open futures contracts                              390,847        1,298,515
Unrealized gain on open forward contracts                                       --          104,126
                                                                      -------------     ------------
Total assets                                                           $ 8,375,328       $9,268,631
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   191,118       $  168,483
Accrued expenses payable                                                    45,566           55,913
Net unrealized loss on open forward contracts                               30,542               --
Management fees payable                                                     27,215           15,355
                                                                      -------------     ------------
Total liabilities                                                          294,441          239,751
                                                                      -------------     ------------
Commitments

Partners' capital
Limited partners (22,394 and 24,192 units outstanding)                   7,999,795        8,938,357
General partner (227 and 245 units outstanding)                             81,092           90,523
                                                                      -------------     ------------
Total partners' capital                                                  8,080,887        9,028,880
                                                                      -------------     ------------
Total liabilities and partners' capital                                $ 8,375,328       $9,268,631
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general partnership unit ('Units')     $    357.23       $   369.48
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of these statements.

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Nine months ended          Three months ended
                                                          September 30,               September 30,
                                                    --------------------------    ---------------------
                                                       2001           2000          2001        2000
-------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                                      $ 1,273,705    $(1,164,138)   $244,687    $ (18,828)
Change in net unrealized gain/loss on open
  commodity positions                                (1,042,336)      (853,293)    267,817     (412,338)
Interest from U.S. Treasury bills                       207,535        302,165      53,384       85,945
                                                    -----------    -----------    --------    ---------
                                                        438,904     (1,715,266)    565,888     (345,221)
                                                    -----------    -----------    --------    ---------

EXPENSES
Commissions                                             515,988        577,055     157,673      156,571
Management fees                                         128,780        280,720      40,069       76,557
General and administrative                               52,862         50,544      17,102       16,953
                                                    -----------    -----------    --------    ---------
                                                        697,630        908,319     214,844      250,081
                                                    -----------    -----------    --------    ---------
Net income (loss)                                   $  (258,726)   $(2,623,585)   $351,044    $(595,302)
                                                    -----------    -----------    --------    ---------
                                                    -----------    -----------    --------    ---------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                    $  (255,528)   $(2,597,250)   $347,526    $(589,331)
                                                    -----------    -----------    --------    ---------
                                                    -----------    -----------    --------    ---------
General partner                                     $    (3,198)   $   (26,335)   $  3,518    $  (5,971)
                                                    -----------    -----------    --------    ---------
                                                    -----------    -----------    --------    ---------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED
AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average limited
  and general partnership unit                      $    (10.92)   $    (90.95)   $  15.16    $  (22.62)
                                                    -----------    -----------    --------    ---------
                                                    -----------    -----------    --------    ---------
Weighted average number of
  limited and general partnership units
  outstanding                                            23,703         28,845      23,156       26,319
                                                    -----------    -----------    --------    ---------
                                                    -----------    -----------    --------    ---------
-------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                 UNITS       PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 2000             24,437     $ 8,938,357     $ 90,523     $ 9,028,880
Net loss                                                       (255,528)      (3,198)       (258,726)
Redemptions                                      (1,816)       (683,034)      (6,233)       (689,267)
                                                 ------     -----------     --------     -----------
Partners' capital--September 30, 2001            22,621     $ 7,999,795     $ 81,092     $ 8,080,887
                                                 ------     -----------     --------     -----------
                                                 ------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Seaport Futures Management, Inc. (the 'General Partner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Prudential-Bache Diversified Futures Fund L.P. (the 'Partnership') as of September 30, 2001 and the results of its operations for the nine and three months ended September 30, 2001 and 2000. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

B. Related Parties

   The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications, printing and other administrative services. A portion of the general and administrative expenses of the Partnership for the nine and three months ended September 30, 2001 and 2000 was borne by Prudential Securities Incorporated ('PSI'), an affiliate of the General Partner, and its affiliates.

   Costs and expenses charged to the Partnership for these services for the nine and three months ended September 30, 2001 and 2000 were:

                                          For the nine months      For the three months
                                          ended September 30,       ended September 30,
                                         ---------------------     ---------------------
                                           2001         2000         2001         2000
----------------------------------------------------------------------------------------
Commissions                              $515,988     $577,055     $157,673     $156,571
General and administrative                  7,260        7,499        2,513        2,513
                                         --------     --------     --------     --------
                                         $523,248     $584,554     $160,186     $159,084
                                         --------     --------     --------     --------
                                         --------     --------     --------     --------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses payable) as of September 30, 2001 and December 31, 2000 were $2,435 and $2,174, respectively.

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures trading (subject to the opt out provisions discussed below) and is not allowed to commingle such assets with other assets of PSI. At September 30, 2001, such segregated assets totalled $4,845,304. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures trading which totalled $3,530,024 at September 30, 2001. There are no segregation requirements for assets related to forward trading.

   The CFTC promulgated rules that allow futures commission merchants to permit certain customers, including the Partnership, to opt out of segregation with regard to trading on certain exchanges, but PSI has not done so to date. If the Partnership were to opt out, its funds could be held in a broader and riskier range of investments.

   As of September 30, 2001, all open futures and forward contracts mature within one year.

   At September 30, 2001 and December 31, 2000, the fair values of open futures and forward contracts were:

                                                      2001                          2000
                                            ------------------------     --------------------------
                                             Assets      Liabilities       Assets       Liabilities
                                            --------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Stock indices                          $ 10,370      $    1,875     $   52,400      $       --
     Interest rates                          115,275          13,828        318,039              --
     Currencies                               84,040          71,300        524,418          19,490
     Commodities                             147,438          22,757        141,268          52,292
  Foreign exchanges
     Stock indices                            97,247          17,481         99,811          11,139
     Interest rates                           37,985          13,922        238,598              --
     Commodities                              44,970           5,315         21,306          14,404
Forward Contracts:
     Currencies                               11,053          41,595        104,126              --
                                            --------     -----------     ----------     -----------
                                            $548,378      $  188,073     $1,499,966      $   97,325
                                            --------     -----------     ----------     -----------
                                            --------     -----------     ----------     -----------

D. Financial Highlights

                                                  Nine Months Ended     Three Months Ended
                                                  September 30, 2001    September 30, 2001
                                                  ------------------    ------------------
        Performance per Unit
          Net asset value, beginning of period         $ 369.48              $ 342.07
                                                  ------------------    ------------------
          Net realized gain (loss) and change
             in net unrealized gain/loss on
             commodity transactions                        8.45                 22.13
          Interest from U.S. Treasury bills                8.73                  2.31
          Expenses                                       (29.43)                (9.28)
                                                  ------------------    ------------------
          Increase (decrease) for the period             (12.25)                15.16
                                                  ------------------    ------------------
          Net asset value, end of period               $ 357.23              $ 357.23
                                                  ------------------    ------------------
                                                  ------------------    ------------------
        Total return                                      (3.32)%                4.43%
        Ratio to average net assets
          Interest income                                  3.23%                 2.68%
          Expenses                                        10.86%                10.77%

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

   At September 30, 2001, 100% of the Partnership's total net assets was allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 72% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Redemptions recorded for the nine and three months ended September 30, 2001 were $683,034 and $189,332, respectively, for the limited partners and $6,233 and $1,786, respectively, for the General Partner, and from commencement of operations (October 19, 1988) through September 30, 2001 totalled $49,524,055 and $1,104,477 for the limited partners and General Partner, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

Results of Operations

   After the attacks of September 11th, the General Partner contacted the Partnership's trading manager who reported that there was no material disruption to its ability to follow its trading systems and to function normally. Additionally, there was no material disruption to the General Partner's ability to maintain operations and perform its functions as a result of the tragic events.

   The net asset value per Unit as of September 30, 2001 was $357.23, a decrease of 3.32% from the December 31, 2000 net asset value per Unit of $369.48 and an increase of 4.43% from the June 30, 2001 net asset value per Unit of $342.07. Past performance is not necessarily indicative of future results.

   The Partnership's gross trading gains were approximately $231,000 and $513,000 during the nine and three months ended September 30, 2001, respectively, compared to losses of $2,017,000 and $431,000 for the corresponding periods in the prior year. Due to the nature of the Partnership's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Partnership's current quarter trading results is presented below.

Quarterly Market Overview

   The pace of global economic activity remained slow throughout the third quarter of 2001. Weakened business expenditure and efforts to reduce inventory resulted in decreased manufacturing activity. Labor demand declined in most sectors and the unemployment rate edged up to 4.9% in August. After a period of strength, the U.S. dollar fell against most major foreign currencies, particularly the Japanese yen, the euro and the Swiss franc. Global equity markets fell throughout most of the quarter while short- and long-term interest rates declined pushing bond prices higher. Consumer spending weakened slightly, but generally remained strong through most of the quarter, supported in part by low mortgage rates, tax rebates, declining energy prices and widespread discounting of retail prices. Consumer confidence remained at moderately favorable levels during the first two months of the quarter and helped moderate economic weakness. Growth in many foreign industrial economies, including Japan and much of Europe, weakened during the third quarter as well. Financial conditions deteriorated markedly in Argentina and many other developing countries.

   The terrorist attacks of September 11th further weakened the sluggish U.S. and global economies. Equity markets throughout the world plunged in the week following the attacks. The Dow Jones industrial average suffered its worst percentage loss since the Great Depression due to uncertainty about how the economy would perform as a result of these attacks and other threats of terrorism. U.S. equity indices recovered somewhat at the end of September as interest rate cuts by the U.S. Federal Reserve and fiscal stimuli by Congress combined to help fuel an economic rebound. Global equity markets followed suit rebounding from earlier lows as well.

   The U.S. dollar's downward trend against many foreign currencies accelerated after September 11th. As a result of the attacks, many investors switched exposure from the U.S. dollar to other currencies such as the Swiss franc, British pound and euro all of which rose against the U.S. dollar.

   U.S. and European interest rate instruments rose throughout most of the quarter as data indicated persistent weakness in the U.S. economy. The U.S. Federal Reserve lowered interest rates by 25 basis points in August in an effort to stimulate the economy. Interest rate instruments continued to rally in the wake of September 11th as the U.S. Federal Reserve moved to inject liquidity into the economy, cutting interest rates 50 basis points on September 17th to 3%. This move was soon followed by the Central Bank of Canada, the European Central Bank and Swiss National Central Bank who also lowered their rates 0.50%.

   Energy prices began the quarter low, but peaked sharply immediately after the September 11th attacks amid worries of a potential interruption in supplies. Energy prices soon reversed course as concerns of decreased demand caused by a global economic recession outweighed fears of scarcity. Two weeks after the attacks, oil prices plunged more than 12% to a 22-month low of $23 a barrel. OPEC leaders announced that with prices within their $22 to $28 a barrel target, they see no need to alter output and assured that there will be no disruption in supplies.

Quarterly Partnership Performance

   The following is a summary of performance for the major sectors in which the Partnership traded:

   Stock indices (+): The attacks on September 11th further weakened slowing global economies and declining equity markets. Short positions in the NASDAQ, Nikkei Dow, Euro DAX and S&P 500 resulted in gains for the Partnership.

   Interest rates (+): Long U.S. and European bond positions resulted in gains throughout the quarter as many central banks lowered interest rates in an effort to boost weakening economies.

   Metals (+): Short copper and aluminum positions resulted in gains as fears of a global economic recession and decreasing industrial production lowered prices of industrial commodities.

   Energies (-): Energy prices fell from their September 11th peak on concerns that demand will wane due to weakening global economies. Long crude and heating oil positions resulted in losses.

   Currencies (-): Long Japanese yen and long Japanese yen/U.S. dollar cross-rate positions resulted in losses as the Bank of Japan intervened to stop the recent appreciation of the yen in response to concerns regarding Japanese exports.

   Interest income is earned on the Partnership's investment in U.S. Treasury bills and varies monthly according to interest rates, as well as the effect of trading performance and redemptions on the level of interest-bearing funds. Interest income from U.S. Treasury bills decreased by approximately $95,000 and $33,000 for the nine and three months ended September 30, 2001 as compared to the corresponding periods in 2000. These declines in interest income were principally due to lower interest rates during the nine and three months ended September 30, 2001 versus the corresponding periods in 2000. Additionally, the decrease for the nine months ended September 30, 2001 versus the corresponding period in 2000 partially resulted from lower overall investment in U.S. Treasury bills primarily due to the effect of redemptions during the first half of 2000 on the monthly net asset values.

   Commissions paid to PSI are calculated on the Partnership's net asset value on the first day of each month and, therefore, vary monthly according to trading performance and redemptions. Commissions for the three months ended September 30, 2001 were relatively comparable to the corresponding period in 2000. Commissions decreased by approximately $61,000 for the nine months ended September 30, 2001 as compared to the corresponding period in 2000 principally due to the effect of redemptions during the first half of 2000 on the monthly net asset values.

   All trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the 'Trading Manager'). Management fees are calculated on the Partnership's net asset value as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $152,000 and $36,000 for the nine and three months ended September 30, 2001 as compared to the corresponding periods in 2000 primarily due to the reduction in the annual management fee rate from 4% to 2% effective October 2000. Additionally, there was a decline in overall net asset levels for the nine months ended September 30, 2001 as compared to the corresponding period in 2000 as further discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the Trading Manager, as defined in the advisory agreement among the Partnership, the General Partner and the Trading Manager. No incentive fees were earned during the nine and three months ended September 30, 2001 or 2000.

   General and administrative expenses include audit, tax and legal fees as well as printing and postage costs. General and administrative expenses for the nine and three months ended September 30, 2001 were relatively comparable to the corresponding periods in 2000.

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

PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: November 13, 2001
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer