Form 10-K
period 2001-12-31
PRUDENTIAL BACHE DIVERSIFIED FUTURES FUND L P
filed 2002-03-29
CIK 833225

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-17592

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                        13-3464456
-------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                  No.)

One New York Plaza, 13th Floor, New York, New York            10292
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

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

   Annual Report to Limited Partners for the year ended December 31, 2001 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                                Index to exhibits can be found on pages 8 and 9.

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)

                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................     3
Item  2    Properties.......................................................................     3
Item  3    Legal Proceedings................................................................     3
Item  4    Submission of Matters to a Vote of Limited Partners..............................     3

PART II
Item  5    Market for the Registrant's Units and Related Limited Partner Matters............     4
Item  6    Selected Financial Data..........................................................     4
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................     4
Item 7A    Quantitative and Qualitative Disclosures About Market Risk.......................     4
Item  8    Financial Statements and Supplementary Data......................................     4
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................     5

PART III
Item 10    Directors and Executive Officers of the Registrant...............................     5
Item 11    Executive Compensation...........................................................     7
Item 12    Security Ownership of Certain Beneficial Owners and Management...................     7
Item 13    Certain Relationships and Related Transactions...................................     7

PART IV
Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................     8
           Financial Statements and Financial Statement Schedules...........................     8
           Exhibits.........................................................................     8
           Reports on Form 8-K..............................................................     9

SIGNATURES..................................................................................    10

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

General Partner and its Affiliates

   The general partner of the Registrant is Seaport Futures Management, Inc. (the 'General Partner'), which is an affiliate of Prudential Securities Incorporated ('PSI'), the Registrant's commodity broker. Both the General Partner and PSI are indirect wholly owned subsidiaries of Prudential Financial, Inc. The General Partner is required to maintain at least a 1% interest in the Registrant as long as it is acting as the Registrant's general partner.

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

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partner and its affiliates pursuant to the Partnership Agreement as further discussed in Notes A, C and D to the Registrant's financial statements included in its annual report to the limited partners for the year ended December 31, 2001 ('Registrant's 2001 Annual Report') which is filed as an exhibit hereto.

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

   As of March 21, 2002, there were 333 holders of record owning 21,929 Units which include 220 units of general partnership interest.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 10 of the Registrant's 2001 Annual Report which is filed as an exhibit hereto.

                                                        Year ended December 31,
                                   -----------------------------------------------------------------
                                      2001         2000         1999          1998          1997
                                   ----------   ----------   -----------   -----------   -----------
Total revenues (including
  interest)......................  $   79,245   $  766,189   $  (953,797)  $ 2,595,752   $ 4,284,472
                                   ----------   ----------   -----------   -----------   -----------
                                   ----------   ----------   -----------   -----------   -----------

Net income (loss)................  $ (830,796)  $ (350,188)  $(2,933,491)  $   254,155   $ 1,599,123
                                   ----------   ----------   -----------   -----------   -----------
                                   ----------   ----------   -----------   -----------   -----------
Net income (loss) per weighted
  average Unit...................  $   (35.46)  $   (12.57)  $    (80.12)  $      6.08   $     34.66
                                   ----------   ----------   -----------   -----------   -----------
                                   ----------   ----------   -----------   -----------   -----------

Total assets.....................  $7,577,152   $9,268,631   $13,002,258   $18,118,204   $20,044,570
                                   ----------   ----------   -----------   -----------   -----------
                                   ----------   ----------   -----------   -----------   -----------
Net asset value per Unit.........  $   331.94   $   369.48   $    369.26   $    452.97   $    444.27
                                   ----------   ----------   -----------   -----------   -----------
                                   ----------   ----------   -----------   -----------   -----------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 12 through 14 of the Registrant's 2001 Annual Report which is filed as an exhibit hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 10 of the Registrant's 2001 Annual Report which is filed as an exhibit hereto.

   Selected unaudited quarterly financial data for the years ended December 31, 2001 and 2000 are summarized below:

                                                     First         Second         Third        Fourth
                                                    Quarter        Quarter       Quarter      Quarter
                                                   ----------    -----------    ---------    ----------
2001:
Total revenues (including interest)                $1,162,933    $(1,289,917)   $ 565,888    $ (359,659)
                                                   ----------    -----------    ---------    ----------
                                                   ----------    -----------    ---------    ----------
Total revenues (including interest) less
  commissions                                      $  984,397    $(1,469,696)   $ 408,215    $ (517,217)
                                                   ----------    -----------    ---------    ----------
                                                   ----------    -----------    ---------    ----------
Net income (loss)                                  $  919,494    $(1,529,264)   $ 351,044    $ (572,070)
                                                   ----------    -----------    ---------    ----------
                                                   ----------    -----------    ---------    ----------
Net income (loss) per weighted average Unit        $    37.63    $    (65.03)   $   15.16    $   (25.29)
                                                   ----------    -----------    ---------    ----------
                                                   ----------    -----------    ---------    ----------
2000:
Total revenues (including interest)                $ (441,805)   $  (928,240)   $(345,221)   $2,481,455
                                                   ----------    -----------    ---------    ----------
                                                   ----------    -----------    ---------    ----------
Total revenues (including interest) less
  commissions                                      $ (675,133)   $(1,115,396)   $(501,792)   $2,331,586
                                                   ----------    -----------    ---------    ----------
                                                   ----------    -----------    ---------    ----------
Net income (loss)                                  $ (806,443)   $(1,221,840)   $(595,302)   $2,273,397
                                                   ----------    -----------    ---------    ----------
                                                   ----------    -----------    ---------    ----------
Net income (loss) per weighted average Unit        $   (25.22)   $    (43.27)   $  (22.62)   $    91.33
                                                   ----------    -----------    ---------    ----------
                                                   ----------    -----------    ---------    ----------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   There are no directors or executive officers of the Registrant. The Registrant is managed by the General Partner.

   The General Partner's directors and executive officers, and any persons holding more than 10% of the Registrant's Units ('Ten Percent Owners') are required to report their initial ownership of such Units and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 or 5. Such executive officers, directors and Ten Percent Owners are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 and 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the General Partner's directors and executive officers and Ten Percent Owners or copies of the reports that they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

            Name                                      Position
Alex H. Ladouceur               Chairman of the Board of Directors and Director
Eleanor L. Thomas               President and Director
Barbara J. Brooks               Chief Financial Officer
Guy S. Scarpaci                 Director
Tamara B. Wright                Senior Vice President and Director
Thomas T. Bales                 Vice President
David Buchalter                 Secretary

   The directors and executive officers of Seaport Futures Management, Inc. and their positions with respect to the Registrant are as follows:

   ALEX H. LADOUCEUR, born 1960, has been Chairman of the Board of Directors and a Director of the General Partner since November 2001 and also has held such positions with Prudential Securities Futures Management Inc. ('PSFMI') an affiliate of the General Partner, since such date. Mr. Ladouceur joined PSI in August 2001 as Executive Vice President, Head of the Global Derivatives division. He is responsible for all operating activities of PSI's Global Derivatives division including sales and trading, foreign exchange, base and precious metals, and the trading floors. In addition, Mr. Ladouceur has responsibility for Alternative Investment Strategies. Mr. Ladouceur joined PSI from Credit Lyonnais Rouse Ltd. ('CLR'), where he served as president of their United States operations since 1992 and as a main board director of CLR in London since 1994. In 1998, he was appointed managing director of Global Cash Markets at CLR with responsibility for leading global market-making and sales for OTC products, including structured derivative products. Mr. Ladouceur earned his bachelor's degree in Economics from the University of Calgary in Alberta, Canada, and his master's degree in European Studies from the College of Europe in Bruges, Belgium.

   ELEANOR L. THOMAS, born 1954, has been a Director and President of the General Partner since September 2000 and was a Director and Executive Vice President from April 1999 to September 2000. She was a First Vice President of the General Partner and PSFMI from October 1998 to April 1999 and a Director and the President of PSFMI since such date. Ms. Thomas is a Senior Vice President and the Director of Alternative Investment Strategies at PSI. She is responsible for origination, asset allocation, due diligence, marketing and sales for the group's product offerings. Prior to joining PSI in March 1993, she was with MC Baldwin Financial Company from June 1990 through February 1993 and Arthur Andersen & Co. from 1986 through May 1990. She graduated Summa Cum Laude from Long Island University with a B.A. in English Literature, and graduated Baruch College in 1986 with an M.B.A. in Accounting. Ms. Thomas is a certified public accountant.

   BARBARA J. BROOKS, born 1948, became the Treasurer and Chief Financial Officer of the General Partner in May 1990, at which time she also became the Treasurer and Chief Financial Officer of PSFMI. In 1998, she relinquished her position as Treasurer of the General Partner and PSFMI. She is a Senior Vice President of PSI and is the Vice President-Finance and the Chief Financial Officer of various entities affiliated with PSI. She has been employed by PSI since 1983. Ms. Brooks is a certified public accountant.

   GUY S. SCARPACI, born 1947, has been a Director of the General Partner since July 1987 and was Assistant Treasurer from May 1988 until December 1989. In addition, Mr. Scarpaci has been a Director of PSFMI since May 1989. Mr. Scarpaci was first affiliated with the General Partner in July 1987. Mr. Scarpaci has been employed by PSI in positions of increasing responsibility since August 1974, and he is currently a Senior Vice President of the Global Derivatives division.

   TAMARA B. WRIGHT, born 1959, has been a Senior Vice President of the General Partner and PSFMI since October 1998 and a Director of the General Partner since December 1998. She is also a Senior Vice President and the Chief Administrative Officer for the International Division at Prudential Securities. In this capacity, her responsibilities include financial management, risk management, systems implementation, employment matters and internal control policies and procedures. Previously, Mrs. Wright served as Director of Consumer Markets Risk Management, where she led the Domestic and International Branch efforts in ensuring the timely resolution of audit, compliance and legal concerns. Prior to joining the firm, Mrs. Wright was a manager with PricewaterhouseCoopers LLP in its Management Consulting division in New York, New York.

   THOMAS T. BALES, born 1959, is a Vice President of the General Partner. He is also a Senior Vice President of Futures Administration in the Global Derivatives division for PSI, and he serves in various capacities for other affiliated companies. Prior to joining the Global Derivatives division, Mr. Bales served as in-house counsel in the Law Department of PSI from October 1987 through May 1996. Mr. Bales joined PSI in November 1981 as an Analyst in the Credit Analysis Department and later served as a Section Manager.

   DAVID BUCHALTER, born 1958, has been the Secretary of both the General Partner and PSFMI since October 1996. Mr. Buchalter is a Senior Vice President and is Senior Counsel in the Law Department of PSI. Prior to joining PSI in January 1992, Mr. Buchalter was associated with the law firm of Rosenman & Colin LLP from April 1988 to January 1992. Prior to that, from May 1983 though March 1988, Mr. Buchalter served as in-house counsel for Shearson Lehman Hutton, Inc. and its predecessor firm, E.F. Hutton & Co., Inc.

   Effective March 2001, A. Laurence Norton, Jr. resigned as a Director of both the General Partner and PSFMI. Additionally, Steven Carlino resigned as Vice President and Treasurer for both the General Partner and PSFMI effective March 2002.

   Effective November 2001, Alex H. Ladouceur was elected by the Board of Directors of the General Partner as Chairman of the Board and he has served as Chairman of the Board of PSFMI since November 2001.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 21, 2002, no director or officer of the General Partner owns directly or beneficially any interest in the voting securities of the General Partner.

   As of March 21, 2002, no director or officer of the General Partner owns directly or beneficially any of the Units issued by the Registrant.

   As of March 21, 2002, no partner beneficially owns more than five percent (5%) of the outstanding limited partnership units issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the General Partner.

   Reference is made to Notes A, C and D to the financial statements in the Registrant's 2001 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                                            Page in
                                                                                         Annual Report
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)      1.   Financial Statements and Report of Independent
              Accountants--incorporated by reference to the Registrant's 2001 Annual
              Report which is filed as an exhibit hereto

              Report of Independent Accountants                                                2

              Financial Statements:

              Statements of Financial Condition--December 31, 2001 and 2000                    3

              Condensed Schedule of Investments at December 31, 2001                           4

              Statements of Operations--Three years ended December 31, 2001                    5

              Statements of Changes in Partners' Capital--Three years ended December
              31, 2001                                                                         5

              Notes to Financial Statements                                                    6

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

Prudential-Bache Diversified Futures Fund L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Barbara J. Brooks                                           Date: March 28, 2002
     -----------------------------------------------------------------
     Barbara J. Brooks
     Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

    By: /s/ Alex H. Ladouceur                                            Date: March 28, 2002
    ------------------------------------------------------------------
    Alex H. Ladouceur
    Chairman of the Board of Directors

    By: /s/ Eleanor L. Thomas                                            Date: March 28, 2002
    ------------------------------------------------------------------
    Eleanor L. Thomas
    President and Director

    By: /s/ Barbara J. Brooks                                            Date: March 28, 2002
    ------------------------------------------------------------------
    Barbara J. Brooks
    Chief Financial Officer (chief accounting officer)

    By: /s/ Guy S. Scarpaci                                              Date: March 28, 2002
    ------------------------------------------------------------------
    Guy S. Scarpaci
    Director

    By:                                                                  Date:
    ------------------------------------------------------------------
    Tamara B. Wright
    Senior Vice President and Director