Form 10-Q
period 2002-05-13
PRUDENTIAL BACHE DIVERSIFIED FUTURES FUND L P
filed 2002-05-13
CIK 833225

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter ended March 31, 2002

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,      December 31,
                                                                           2002            2001
---------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                    $1,080,512      $1,121,322
U.S. Treasury bills, at amortized cost (pledged at broker)               5,427,255       6,158,272
Net unrealized gain (loss) on open futures contracts                       243,562         (75,165)
Net unrealized gain on open forward contracts                                   --         372,723
                                                                        ----------     ------------
Total assets                                                            $6,751,329      $7,577,152
                                                                        ----------     ------------
                                                                        ----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                     $  446,543      $  229,702
Accrued expenses payable                                                    38,505          55,799
Net unrealized loss on open forward contracts                              212,723              --
Management fees payable                                                     10,834          12,536
                                                                        ----------     ------------
Total liabilities                                                          708,605         298,037
                                                                        ----------     ------------
Commitments
Partners' capital
Limited partners (20,215 and 21,709 units outstanding)                   5,982,060       7,206,088
General partner (205 and 220 units outstanding)                             60,664          73,027
                                                                        ----------     ------------
Total partners' capital                                                  6,042,724       7,279,115
                                                                        ----------     ------------
Total liabilities and partners' capital                                 $6,751,329      $7,577,152
                                                                        ----------     ------------
                                                                        ----------     ------------
Net asset value per limited and general partnership unit ('Units')      $   295.92      $   331.94
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------
      The accompanying notes are an integral part of these statements.

                                 2

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                       CONDENSED SCHEDULES OF INVESTMENTS
                                  (Unaudited)

                                                  March 31, 2002                    December 31, 2001
                                         --------------------------------    --------------------------------
                                           Amortized Cost                      Amortized Cost
                                             as a % of         Amortized         as a % of         Amortized
  Investments in U.S. Treasury Bills     Partners' Capital        Cost       Partners' Capital        Cost
-------------------------------------------------------------------------------------------------------------
U.S. Treasury bills--face amounts of
  $5,428,000 and $6,159,000 and
  maturities of April 4, 2002 and
  January 3, 2002                                89.8%         $5,427,255            84.6%         $6,158,272
                                               ------          ----------          ------          ----------
                                               ------          ----------          ------          ----------

                                                  March 31, 2002                    December 31, 2001
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures and Forward Contracts            Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Stock Indices                                              $  (24,394)                         $   21,343
  Interest rates                                                 14,194                             (11,867)
  Commodities                                                   124,166                             (60,085)
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts purchased               1.89%            113,966           (0.69)%           (50,609)
                                                           --------------                      --------------
Futures contracts sold:
  Stock Indices                                                   8,860                                  --
  Interest rates                                                113,090                              84,922
  Commodities                                                     7,646                            (109,478)
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts sold                    2.14%            129,596           (0.34)%           (24,556)
                                             ------        --------------        ------        --------------
Net unrealized gain (loss) on futures
  contracts                                    4.03%         $  243,562           (1.03)%        $  (75,165)
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Forward currency contracts purchased:
  Net unrealized loss on forward
  contracts purchased                         (2.63)%        $ (159,206)          (0.20)%        $  (14,723)
                                                           --------------                      --------------
Forward currency contracts sold:
  Japanese yen/U.S. dollar cross rates           --                  --            5.28%            384,460
  Other                                       (0.89)%           (53,517)           0.04%              2,986
                                             ------        --------------        ------        --------------
  Net unrealized gain (loss) on
  forward contracts sold                      (0.89)%           (53,517)           5.32%            387,446
                                             ------        --------------        ------        --------------
Net unrealized gain (loss) on forward
  contracts                                   (3.52%)        $ (212,723)           5.12%         $  372,723
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Settlement Currency--Futures Contracts
  British pound                                0.28%         $   16,911            0.23%         $   17,085
  Australian dollar                           (0.12)%            (7,271)           0.25%             18,293
  Canadian dollar                             (0.01)%              (989)           0.07%              5,041
  Euro                                         1.47%             88,924            1.30%             94,979
  Japanese yen                                (0.12)%            (7,158)          (0.38)%           (28,503)
  U.S. dollar                                  2.53%            153,145           (2.50)%          (182,060)
                                             ------        --------------        ------        --------------
     Total                                     4.03%         $  243,562           (1.03)%        $  (75,165)
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Settlement Currency--Forward Contracts
     U.S. dollar                              (3.52)%        $ (212,723)           5.12%         $  372,723
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
-------------------------------------------------------------------------------------------------------------
            The accompanying notes are an integral part of these statements.

                                       3

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                             Three months ended
                                                                                 March 31,
                                                                          ------------------------
                                                                            2002           2001
--------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity transactions                        $(350,715)    $1,609,685
Change in net unrealized gain/loss on open commodity positions             (266,719)      (528,925)
Interest from U.S. Treasury bills                                            22,368         82,173
                                                                          ---------     ----------
                                                                           (595,066)     1,162,933
                                                                          ---------     ----------

EXPENSES
Commissions                                                                 142,385        178,536
Management fees                                                              34,335         46,243
General and administrative                                                   18,062         18,660
                                                                          ---------     ----------
                                                                            194,782        243,439
                                                                          ---------     ----------
Net income (loss)                                                         $(789,848)    $  919,494
                                                                          ---------     ----------
                                                                          ---------     ----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                                           (781,924)    $  910,277
                                                                          ---------     ----------
                                                                          ---------     ----------
General partner                                                           $  (7,924)    $    9,217
                                                                          ---------     ----------
                                                                          ---------     ----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL
PARTNERSHIP UNIT
Net income (loss) per weighted average limited and general partnership
  unit                                                                    $  (36.02)    $    37.63
                                                                          ---------     ----------
                                                                          ---------     ----------
Weighted average number of
  limited and general partnership units outstanding                          21,929         24,437
                                                                          ---------     ----------
                                                                          ---------     ----------
--------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                 UNITS       PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 2001             21,929     $ 7,206,088     $ 73,027     $ 7,279,115
Net loss                                                       (781,924)      (7,924)       (789,848)
Redemptions                                      (1,509)       (442,104)      (4,439)       (446,543)
                                                 ------     -----------     --------     -----------
Partners' capital--March 31, 2002                20,420     $ 5,982,060     $ 60,664     $ 6,042,724
                                                 ------     -----------     --------     -----------
                                                 ------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
        The accompanying notes are an integral part of these statements.

                                      4

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Seaport Futures Management, Inc. (the 'General Partner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Prudential-Bache Diversified Futures Fund L.P. (the 'Partnership') as of March 31, 2002 and the results of its operations for the three months ended March 31, 2002 and 2001. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

B. Related Parties

   The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications, printing and other administrative services. A portion of the general and administrative expenses of the Partnership for the three months ended March 31, 2002 and 2001 was borne by Prudential Securities Incorporated ('PSI'), an affiliate of the General Partner, and its affiliates.

   Costs and expenses charged to the Partnership for these services for the three months ended March 31, 2002 and 2001 were:

                                                                      For the three months
                                                                         ended March 31,
                                                                      ---------------------
                                                                        2002         2001
        -----------------------------------------------------------------------------------
        Commissions                                                   $142,385     $178,536
        General and administrative                                       2,113        2,235
                                                                      --------     --------
                                                                      $144,498     $180,771
                                                                      --------     --------
                                                                      --------     --------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses payable) as of March 31, 2002 and December 31, 2001 were $3,962 and $3,298, respectively.

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

C. Derivative Instruments and Associated Risks

   The Partnership is exposed to various types of risk associated with the derivative instruments and related markets in which it invests. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of the Partnership's investment activities (credit risk).
                                       5

Market risk

   Trading in futures and forward contracts (including foreign exchange) involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of the Partnership's net assets being traded, significantly exceeds the Partnership's future cash requirements since the Partnership intends to close out its open positions prior to settlement. As a result, the Partnership is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Partnership considers the 'fair value' of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with the Partnership's commitments to purchase commodities is limited to the gross or face amount of the contracts held. However, when the Partnership enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Partnership to unlimited risk.

   Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Partnership holds and the liquidity and inherent volatility of the markets in which the Partnership trades.

Credit risk

   When entering into futures or forward contracts, the Partnership is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, the sole counterparty to the Partnership's forward transactions is PSI, the Partnership's commodity broker. The Partnership has entered into a master netting agreement with PSI and, as a result, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty nonperformance of all of the Partnership's contracts is the net unrealized gain included in the statements of financial condition. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Partnership.

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not allowed to commingle such assets with other assets of PSI. At March 31, 2002, such segregated assets totalled $4,118,870. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and
                                       6
options trading which totalled $2,632,459 at March 31, 2002. There are no segregation requirements for assets related to forward trading.

   As of March 31, 2002, all open futures and forward contracts mature within one year.

D. Financial Highlights

                                                        Three Months Ended March 31,
                                                  ----------------------------------------
                                                         2002                  2001
                                                  ------------------    ------------------
        Performance per Unit
          Net asset value, beginning of period         $ 331.94              $ 369.48
                                                  ------------------    ------------------
          Net realized gain (loss) and change
             in net unrealized gain/loss on
             commodity transactions                      (28.16)                44.23
          Interest from U.S. Treasury bills                1.02                  3.36
          Expenses                                        (8.88)                (9.97)
                                                  ------------------    ------------------
          Increase (decrease) for the period             (36.02)                37.62
                                                  ------------------    ------------------
          Net asset value, end of period               $ 295.92              $ 407.10
                                                  ------------------    ------------------
                                                  ------------------    ------------------
        Total return                                     (10.85)%               10.18%
        Ratio to average net assets
        (annualized)
          Interest income                                  1.29%                 3.58%
          Expenses                                        11.19%                10.60%

                                      7

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

   At March 31, 2002, 100% of the Partnership's total net assets was allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 84% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Redemptions by the limited partners and the General Partner for the three months ended March 31, 2002 were $442,104 and $4,439, respectively, and from commencement of operations (October 19, 1988) through March 31, 2002 totalled $50,193,537 and $1,111,245 for the limited partners and General Partner, respectively. Limited partners may redeem units as of the last business day of any calendar quarter at the then current net asset value per Unit. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Unit as of March 31, 2002 was $295.92, a decrease of 10.85% from the December 31, 2001 net asset value per Unit of $331.94. Past performance is not necessarily indicative of future results.

   The Partnership's gross trading gains (losses) were approximately $(617,000) and $1,081,000 during the three months ended March 31, 2002 and 2001, respectively. Due to the nature of the Partnership's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Partnership's current quarter trading results is presented below.
                                       8

Quarterly Market Overview

   While the first quarter of 2002 was generally characterized by continued weakness in global economies, there was definite evidence of economic recovery. The combination of post September 11th economic activity, infusions of government spending and unseasonably warm weather helped jumpstart the economy during the first quarter. Jobless claims moderated to levels that suggested that the labor market was no longer contracting, manufacturing activity increased slightly and consumer spending and housing activity remained stable, helping the economy achieve a 5.8% growth rate for the quarter. U.S. economic recovery helped boost global growth, but to a lesser extent than in the U.S. The U.K.'s economy expanded by 0.1% during the first quarter while economic activity in Europe and Canada remained stable. The Japanese economy remained weak.

   Global bond markets trended lower through most of the first quarter amid growing prospects for imminent interest rate hikes by central banks. In the U.S., interest rates rose towards the end of the quarter in response to stronger than expected economic data and indications that the Federal Reserve (the 'Fed') would lean towards increasing rates in the near future. The Fed kept rates unchanged at 1.75% during its two meetings this quarter, a marked change from the eleven rate decreases in 2001. Additionally, the Fed shifted its perception of the economy's 'balance of risks' from 'economic weakness' to 'balanced' during the March 19th meeting. This reinforced comments made by Alan Greenspan, the Fed's Chairman, during his congressional testimony where he stated that recent evidence suggests an economic expansion is under way. European and Australian interest rate instruments fell as well amid indications that the global recession is showing signs of abatement. Conversely, Japanese interest rates declined as a result of weak economic data in Japan despite the short-term rise in the stock market.

   Equity indices began the quarter choppily due to a continuing weak economy and concerns about balance sheet reporting and accounting irregularities. Stock markets climbed towards mid-quarter as a result of positive data and hopes of an economic recovery. U.S. stock markets moved upward as a result of Fed Chairman Alan Greenspan's testimony to Congress that economic expansion was well under way. Despite continued weakness in the Japanese economy, the Nikkei rallied in March to its highest level since August.

   In foreign exchange markets, the U.S. dollar remained strong against most major foreign currencies as the U.S. economy exhibited signs of recovery. The Japanese yen started the quarter down against the U.S. dollar, but rose towards quarter-end as a result of a rally in the Japanese stock market and investors repatriating capital in anticipation of Japan's March 31st fiscal year-end. Most European currencies and the euro were weak early in the quarter but rallied in March amid hopes of an economic recovery.

   Energy markets were volatile at the beginning of the quarter but rose toward quarter-end as the escalating conflict in the Middle East prompted fears of an interruption in supplies. This, together with hopes for increased U.S. energy demand due to a recovering economy, reinforced the normal seasonal upward pressure on energy prices. In particular, crude oil reached a six-month high at the end of the quarter as the conflict in the Middle East gained momentum. Expectations for colder March weather, together with concerns regarding the safety of nuclear power plants, helped drive prices higher.

Quarterly Partnership Performance

   The following is a summary of performance for the major sectors in which the Partnership traded:

   Currencies (-): Short Japanese yen/U.S. dollar cross-rate positions incurred losses as the yen was bolstered by the repatriation of capital in anticipation of Japan's March 31st fiscal year-end. Swiss franc/U.S. dollar, euro/U.S. dollar and British pound/U.S. dollar cross-rate positions resulted in losses for the Partnership as the U.S. dollar rallied on positive economic news.

   Stock indices (-): Short positions in the Nikkei Dow, S&P 500, London FTSE and Euro DAX resulted in losses as equity indices rose amid optimism regarding an economic recovery.

   Interest rates (-): Global bond markets fell on speculation of economic growth and news in March that the U.S. Federal Reserve shifted their view on the economy from weak to neutral. Long positions in U.S. and European bonds incurred losses.

   Softs (-): Long positions in sugar resulted in losses as prices fell on news that the Brazilian sugar crop would be larger than expected.

   Energies (+): Energy prices rose as the conflict in the Middle East intensified resulting in gains for long crude and heating oil positions.

   Metals (+): Precious metals rallied due to uncertainty in world economic markets, conflict in the Middle East and the desire of Japanese investors to hold gold due to weakness in the Japanese economy. Long gold positions resulted in gains.

   Interest income is earned on the Partnership's investment in U.S. Treasury bills and varies monthly according to interest rates, as well as the effect of trading performance and redemptions on the level of interest-bearing funds. Interest income from U.S. Treasury bills decreased by $60,000 for the three months ended March 31, 2002 as compared to the corresponding period in 2001. The decline in interest income was principally due to lower interest rates during the three months ended March 31, 2002 versus the corresponding period in 2001. Additionally, interest income decreased from lower overall investment in U.S. Treasury bills primarily due to the effect of redemptions and unfavorable trading performance during 2001 and the first quarter of 2002 on the monthly net asset values.

   Commissions paid to PSI are calculated on the Partnership's net asset value on the first day of each month and, therefore, vary monthly according to trading performance and redemptions. Commissions decreased by $36,000 for the three months ended March 31, 2002 as compared to the corresponding period in 2001. The decrease was primarily due to the effect of redemptions and unfavorable trading performance during 2001 and the First Quarter of 2002 on the monthly net asset values.

   All trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the 'Trading Manager'). Management fees are calculated on the Partnership's net asset value as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by $12,000 for the three months ended March 31, 2002 as compared to the corresponding period in 2001 primarily due to fluctuations in monthly net asset values as further discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the Trading Manager, as defined in the advisory agreement among the Partnership, the General Partner and the Trading Manager. No incentive fees were incurred during the three months ended March 31, 2002 or 2001.

   General and administrative expenses include audit, tax and legal fees as well as printing and postage costs. General and administrative expenses for the three months ended March 31, 2002 were relatively comparable to the corresponding period in 2001.

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

PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Barbara J. Brooks                    Date: May 13, 2002
     ----------------------------------------
     Barbara J. Brooks
     Chief Financial Officer
                                      12