Form 10-Q
period 2002-06-30
PRUDENTIAL BACHE DIVERSIFIED FUTURES FUND L P
filed 2002-08-14
CIK 833225

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter ended June 30, 2002

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                         June 30,      December 31,
                                                                           2002            2001
---------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                    $  982,226      $1,121,322
U.S. Treasury bills, at amortized cost (pledged at broker)               5,740,249       6,158,272
Net unrealized gain (loss) on open futures contracts                       360,186         (75,165)
Net unrealized gain on open forward contracts                              935,010         372,723
                                                                        ----------     ------------
Total assets                                                            $8,017,671      $7,577,152
                                                                        ----------     ------------
                                                                        ----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                     $  451,728      $  229,702
Accrued expenses payable                                                    31,802          55,799
Management fees payable                                                     13,310          12,536
                                                                        ----------     ------------
Total liabilities                                                          496,840         298,037
                                                                        ----------     ------------
Commitments
Partners' capital
Limited partners (19,070 and 21,709 units outstanding)                   7,445,478       7,206,088
General partner (193 and 220 units outstanding)                             75,353          73,027
                                                                        ----------     ------------
Total partners' capital                                                  7,520,831       7,279,115
                                                                        ----------     ------------
Total liabilities and partners' capital                                 $8,017,671      $7,577,152
                                                                        ----------     ------------
                                                                        ----------     ------------
Net asset value per limited and general partnership unit ('Units')      $   390.43      $   331.94
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------

                 The accompanying notes are an integral part of these statements.

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                       CONDENSED SCHEDULES OF INVESTMENTS
                                  (Unaudited)

                                                  June 30, 2002                     December 31, 2001
                                         --------------------------------    --------------------------------
                                           Amortized Cost                      Amortized Cost
                                             as a % of         Amortized         as a % of         Amortized
  Investments in U.S. Treasury Bills     Partners' Capital        Cost       Partners' Capital        Cost
-------------------------------------------------------------------------------------------------------------
U.S. Treasury bills--face amounts of
  $5,765,000 and $6,159,000 and
  maturities of October 3, 2002 and
  January 3, 2002, respectively                  76.3%         $5,740,249            84.6%         $6,158,272
                                               ------          ----------          ------          ----------
                                               ------          ----------          ------          ----------
                                                  June 30, 2002                     December 31, 2001
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures and Forward Contracts            Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Stock Indices                                              $       --                          $   21,343
  Interest rates                                                390,512                             (11,867)
  Commodities                                                      (825)                            (60,085)
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts purchased               5.18%            389,687           (0.69)%           (50,609)
                                                           --------------                      --------------
Futures contracts sold:
  Stock Indices                                                  15,429                                  --
  Interest rates                                                     --                              84,922
  Commodities                                                   (44,930)                           (109,478)
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts sold                   (0.39)%           (29,501)          (0.34)%           (24,556)
                                            -------        --------------        ------        --------------
Net unrealized gain (loss) on futures
  contracts                                    4.79%         $  360,186           (1.03)%        $  (75,165)
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------
Forward currency contracts purchased:
  Euro/U.S. dollar cross rates                 5.60%         $  421,476              --%         $       --
  Other                                        6.83             513,534           (0.20)            (14,723)
                                            -------        --------------        ------        --------------
  Net unrealized gain (loss) on
  forward contracts purchased                 12.43%            935,010           (0.20)%           (14,723)
                                                           --------------                      --------------
Forward currency contracts sold:
  Japanese yen/U.S. dollar cross rates           --%                 --            5.28%            384,460
  Other                                          --                  --            0.04               2,986
                                            -------        --------------        ------        --------------
  Net unrealized gain (loss) on
  forward contracts sold                         --%                 --            5.32%            387,446
                                            -------        --------------        ------        --------------
Net unrealized gain on forward
  contracts                                   12.43%         $  935,010            5.12%         $  372,723
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------
Settlement Currency--Futures Contracts
  British pound                                0.45%         $   33,803            0.23%         $   17,085
  Australian dollar                           (0.09)%            (6,476)           0.25%             18,293
  Canadian dollar                              0.01%                924            0.07%              5,041
  Euro                                         1.93%            145,212            1.30%             94,979
  Japanese yen                                 1.54%            115,723           (0.38)%           (28,503)
  U.S. dollar                                  0.95%             71,000           (2.50)%          (182,060)
                                            -------        --------------        ------        --------------
     Total                                     4.79%         $  360,186           (1.03)%        $  (75,165)
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------
Settlement Currency--Forward Contracts
     U.S. dollar                              12.43%         $  935,010            5.12%         $  372,723
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------
-------------------------------------------------------------------------------------------------------------
                      The accompanying notes are an integral part of these statements.

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Six months ended           Three months ended
                                                         June 30,                    June 30,
                                                 ------------------------    -------------------------
                                                    2002          2001          2002          2001
------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                                   $  468,271    $1,029,018    $  818,986    $  (580,667)
Change in net unrealized gain/loss on open
  commodity positions                               997,638    (1,310,153)    1,264,357       (781,228)
Interest from U.S. Treasury bills                    42,190       154,151        19,822         71,978
                                                 ----------    ----------    ----------    -----------
                                                  1,508,099      (126,984)    2,103,165     (1,289,917)
                                                 ----------    ----------    ----------    -----------

EXPENSES
Commissions                                         265,436       358,315       123,051        179,779
Management fees                                      68,371        88,711        34,036         42,468
General and administrative                           34,305        35,760        16,243         17,100
                                                 ----------    ----------    ----------    -----------
                                                    368,112       482,786       173,330        239,347
                                                 ----------    ----------    ----------    -----------
Net income (loss)                                $1,139,987    $ (609,770)   $1,929,835    $(1,529,264)
                                                 ----------    ----------    ----------    -----------
                                                 ----------    ----------    ----------    -----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                 $1,128,537    $ (603,054)   $1,910,461    $(1,513,331)
                                                 ----------    ----------    ----------    -----------
                                                 ----------    ----------    ----------    -----------
General partner                                  $   11,450    $   (6,716)   $   19,374    $   (15,933)
                                                 ----------    ----------    ----------    -----------
                                                 ----------    ----------    ----------    -----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED
AND GENERAL
PARTNERSHIP UNIT
Net income (loss) per weighted average limited
  and general partnership unit                   $    53.84    $   (25.43)   $    94.51    $    (65.03)
                                                 ----------    ----------    ----------    -----------
                                                 ----------    ----------    ----------    -----------
Weighted average number of
  limited and general partnership units
  outstanding                                        21,175        23,976        20,420         23,515
                                                 ----------    ----------    ----------    -----------
                                                 ----------    ----------    ----------    -----------

------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                 LIMITED       GENERAL
                                                     UNITS       PARTNERS      PARTNER       TOTAL
-----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 2001                 21,929     $7,206,088     $73,027     $7,279,115
Net income                                                       1,128,537     11,450       1,139,987
Redemptions                                          (2,666)      (889,147)    (9,124 )      (898,271)
                                                     ------     ----------     -------     ----------
Partners' capital--June 30, 2002                     19,263     $7,445,478     $75,353     $7,520,831
                                                     ------     ----------     -------     ----------
                                                     ------     ----------     -------     ----------

-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2002
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Seaport Futures Management, Inc. (the 'General Partner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Prudential-Bache Diversified Futures Fund L.P. (the 'Partnership') as of June 30, 2002 and the results of its operations for the six and three months ended June 30, 2002 and 2001. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   John W. Henry & Company, Inc. ('JWH'), the Partnership's trading manager, terminated its World Financial Perspective trading program. Effective May 23, 2002, the General Partner reallocated all of the Partnership's assets that had been traded according to the World Financial Perspective trading program to JWH's Financial and Metals Portfolio Program, which was already being used to trade a portion of the Partnership's assets.

B. Related Parties

   The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications, printing and other administrative services. A portion of the general and administrative expenses of the Partnership for the six and three months ended June 30, 2002 and 2001 was borne by Prudential Securities Incorporated ('PSI'), an affiliate of the General Partner, and its affiliates.

   Costs and expenses charged to the Partnership for these services for the six and three months ended June 30, 2002 and 2001 were:

                                               For the six months       For the three months
                                                 ended June 30,            ended June 30,
                                              ---------------------     ---------------------
                                                2002         2001         2002         2001
        -------------------------------------------------------------------------------------
        Commissions                           $265,436     $358,315     $123,051     $179,779
        General and administrative               4,225        4,747        2,112        2,512
                                              --------     --------     --------     --------
                                              $269,661     $363,062     $125,163     $182,291
                                              --------     --------     --------     --------
                                              --------     --------     --------     --------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses payable) as of June 30, 2002 and December 31, 2001 were $1,872 and $3,298, respectively.

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

Credit risk

   When entering into futures or forward contracts, the Partnership is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, if the Partnership enters into forward transactions, the sole counterparty is PSI, the Partnership's commodity broker. The Partnership has entered into a master netting agreement with PSI and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty nonperformance of all of the Partnership's contracts is the net unrealized gain included in the statements of financial condition; however, counterparty nonperformance on only certain of the Partnership's contracts may result in greater loss than nonperformance on all of the Partnership's contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Partnership.

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not allowed to commingle such assets with other assets of PSI. At June 30, 2002, such segregated assets totalled $4,985,952 Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $2,096,709 at June 30, 2002. There are no segregation requirements for assets related to forward trading.

   As of June 30, 2002, all open futures and forward contracts mature within one year.

D. Financial Highlights

                                                      Six Months Ended         Three Months Ended
                                                          June 30,                  June 30,
                                                    --------------------      --------------------
                                                     2002         2001         2002         2001
   -----------------------------------------------------------------------------------------------
   Performance per Unit
     Net asset value, beginning of period           $331.94      $369.48      $295.92      $407.10
                                                    -------      -------      -------      -------
     Net realized gain (loss) and change in net
        unrealized gain/loss on commodity
        transactions                                  73.86       (13.68)      102.02       (57.91)
     Interest from U.S. Treasury bills                 1.99         6.42         0.97         3.06
     Expenses                                        (17.36)      (20.15)       (8.48)      (10.18)
                                                    -------      -------      -------      -------
     Increase (decrease) for the period               58.49       (27.41)       94.51       (65.03)
                                                    -------      -------      -------      -------
     Net asset value, end of period                 $390.43      $342.07      $390.43      $342.07
                                                    -------      -------      -------      -------
                                                    -------      -------      -------      -------
   Total return                                       17.62%       (7.42)%      31.94%      (15.97)%
   Ratio to average net assets (annualized)
     Interest income                                   1.24%        3.49%        1.20%        3.29%
     Expenses                                         10.78%       10.94%       10.49%       10.94%

   These financial highlights represent the overall results of the Partnership during the six and three month periods ended June 30, 2002 and 2001, respectively. An individual Partner's actual results may differ depending on the timing of redemptions.

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

   At June 30, 2002, 100% of the Partnership's total net assets was allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 72% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Redemptions by limited partners were $889,147 and $447,043 for the six and three months ended June 30, 2002, respectively, and General Partner redemptions for the six and three months ended June 30, 2002, totalled $9,124 and $4,685, respectively. Redemptions recorded from commencement of operations (October 19, 1988) through June 30, 2002 totalled $50,640,580 and $1,115,930 for the limited partners and General Partner, respectively. Limited partners may redeem units as of the last business day of any calendar quarter at the then current net asset value per Unit. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

   John W. Henry & Company, Inc. ('JWH'), the Partnership's trading manager, terminated its World Financial Perspective trading program. Effective May 23, 2002, the General Partner reallocated all of the Partnership's assets that had been traded according to the World Financial Perspective trading program to JWH's Financial and Metals Portfolio Program, which was already being used to trade a portion of the Partnership's assets.

Results of Operations

   The net asset value per Unit as of June 30, 2002 was $390.43, an increase of 17.62% from the December 31, 2001 net asset value per Unit of $331.94 and an increase of 31.94% from the March 31, 2002 net asset value per unit of $295.92. Past performance is not necessarily indicative of future results.

   The Partnership's gross trading gains were approximately $1,466,000 and $2,083,000 during the six and three months ended June 30, 2002, respectively, compared to losses of $281,000 and $1,362,000 for the corresponding periods in the prior year. Due to the nature of the Partnership's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Partnership's current quarter trading results is presented below.

Quarterly Market Overview

   Despite reports by the Federal Reserve Board (the 'Fed') indicating that overall economic activity expanded at a moderate pace during the second quarter of 2002, investor sentiment remained bleak. Most major U.S. equity indices reached new lows as investor confidence worldwide was battered by reports of corporate leadership misconduct and accounting irregularities. Continued uncertainty in the Middle East and weaker than expected second quarter corporate earnings added to investor uncertainty. The U.S. dollar fell against most major foreign currencies during the quarter, while the price of interest rate instruments rose. In the U.S., residential real estate markets generally remained robust, but weakness persisted in most commercial markets. Retail sales were generally flat and labor markets remained weak. Consumer spending and manufacturing activity, which helped boost U.S. economic growth in previous quarters, remained stagnant at a relatively high level. Additionally, continued softness in the labor markets helped weaken consumer confidence. European and Asian economic activity mirrored that of the U.S., but to a lesser extent.

   Global equity markets moved sharply lower throughout the quarter as investor confidence collapsed in response to concerns about accounting transparency at some firms, heightened tension in the Middle East, and decreased corporate sales and profits. This resulted in investors re-evaluating their outlook for a near-term economic recovery. In the U.S., concerns that unannounced accounting problems will eliminate expected corporate profits continued to keep equity markets down. At quarter-end, the year-to-date returns for the S&P 500, the NASDAQ and the London FTSE were -14%, -25% and -10.75%, respectively.

   In bond markets, prices rose as interest rates fell in the U.S. on concerns regarding a weak economic recovery and declines in the equity markets. Additionally, declining equity markets led investors to switch allocations from equity markets to fixed income markets, which are perceived as the current safe haven for wealth. The Fed left interest rates unchanged at 1.75% in its two meetings this quarter, declaring that its economic outlook for the near future remained 'uncertain'. Other central banks, including the European Central Bank and the Bank of Japan, generally followed the lead of the Fed leaving rates unchanged and foreign bond markets rose as well.

   In foreign exchange markets, the U.S. dollar moved sharply lower against most major currencies throughout the quarter, falling to new lows against some currencies. Weak U.S. economic growth in relation to other economies and concerns regarding accounting irregularities in major U.S. corporations drove the dollar downward. Additionally, the decline in U.S. equity markets and investor confidence decreased the desire to hold U.S. assets driving the U.S. dollar lower against the euro, British pound, Swiss franc and Japanese yen.

   Gold and other precious metals soared throughout most of the quarter in response to weaknesses in the U.S. dollar and global equity markets and instability in the Middle East. Gold prices reversed at quarter-end as a result of profit taking by traders and sentiment that the U.S. dollar would be supported by U.S. and Japanese central banks.

Quarterly Partnership Performance

   The following is a summary of performance for the major sectors in which the Partnership traded:

   Currencies (+): Long Japanese yen/U.S. dollar, British pound/U.S. dollar, euro/U.S. dollar, Swiss franc/U.S. dollar and Australian dollar/U.S. dollar cross-rate positions resulted in gains as a weak U.S. economy and falling equity markets caused the U.S. dollar to fall.

   Interest rates (+): Global bond markets rose as interest rates declined during the quarter in response to poor equity market performance. Long positions in Japanese and European bonds resulted in gains.

   Indices (+): Short positions in the London FTSE, NASDAQ and Euro DAX resulted in gains as equity indices fell amid concerns regarding U.S. economic recovery, accounting irregularities and weaker than expected corporate earnings.

   Metals (-): Short copper positions incurred losses as copper rallied as a result of supply cutbacks initiated by some producers. Short aluminum positions incurred losses at the start of the quarter as industrial metals rallied in anticipation of a U.S. economic recovery.

   Energies (-): Energy prices declined amid increased U.S. inventory suggesting ample supply for the summer season and anticipation that Russia would discontinue output restrictions. Long crude and heating oil positions incurred losses.

   Softs (-): Long sugar positions resulted in losses as prices fell in anticipation of increasing global sugar supplies. Decreased Vietnamese exports and increased demand resulted in losses for short coffee positions.

   Interest income is earned on the Partnership's investment in U.S. Treasury bills and varies monthly according to interest rates, as well as the effect of trading performance and redemptions on the level of interest-bearing funds. Interest income from U.S. Treasury bills decreased by approximately $112,000 and $52,000 for the six and three months ended June 30, 2002 as compared to the corresponding periods in 2001. These declines in interest income were principally due to lower interest rates during the six and three months ended June 30, 2002 versus the corresponding periods in 2001. Additionally, interest income decreased from lower overall investment in U.S. Treasury bills primarily due to the effect of redemptions and unfavorable trading performance during 2001 and the first quarter of 2002 on the monthly net asset values.

   Commissions paid to PSI are calculated on the Partnership's net asset value on the first day of each month and, therefore, vary monthly according to trading performance and redemptions. Commissions decreased by $93,000 and $57,000 for the six and three months ended June 30, 2002 as compared to the corresponding periods in 2001. The decrease was primarily due to the effect of redemptions and unfavorable trading performance during 2001 and the first quarter of 2002 on the monthly net asset values.

   All trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the 'Trading Manager'). Management fees are calculated on the Partnership's net asset value as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by $20,000 and $8,000 for the six and three months ended June 30, 2002 as compared to the corresponding periods in 2001 primarily due to fluctuations in monthly net asset values as further discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the Trading Manager, as defined in the advisory agreement among the Partnership, the General Partner and the Trading Manager. No incentive fees were incurred during the six and three months ended June 30, 2002 or 2001.

   General and administrative expenses include audit, tax and legal fees as well as printing and postage costs. General and administrative expenses for the six and three months ended June 30, 2002 were relatively comparable to the corresponding periods in 2001.

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

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information-- Effective May 2002, Steven Weinreb was elected by the Board of Directors of Seaport Futures
                            Management, Inc. as Chief Financial Officer replacing Barbara Brooks.

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

             4.3 Request for Redemption (incorporated by reference to
                 Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, File No. 33-22100)

            99.1 Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (filed herewith)

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

PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Weinreb                       Date: August 14, 2002
     ----------------------------------------
     Steven Weinreb
     Chief Financial Officer