Form 10-Q
period 2002-09-30
PRUDENTIAL BACHE DIVERSIFIED FUTURES FUND L P
filed 2002-11-14
CIK 833225

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter ended September 30, 2002

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

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

   Indicate by check CK whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes __ No _CK_

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)

                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          2002              2001
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $ 3,075,002       $1,121,322
U.S. Treasury bills, at amortized cost (pledged at broker)               5,764,474        6,158,272
Net unrealized gain (loss) on open futures contracts                       951,201          (75,165)
Net unrealized gain on open forward contracts                                   --          372,723
                                                                      -------------     ------------
Total assets                                                           $ 9,790,677       $7,577,152
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                    $   394,701       $  229,702
Net unrealized loss on open forward contracts                               83,928               --
Accrued expenses payable                                                    41,974           55,799
Management fees payable                                                     16,108           12,536
                                                                      -------------     ------------
Total liabilities                                                          536,711          298,037
                                                                      -------------     ------------
Commitments
Partners' capital
Limited partners (18,290 and 21,709 units outstanding)                   9,161,301        7,206,088
General partner (185 and 220 units outstanding)                             92,665           73,027
                                                                      -------------     ------------
Total partners' capital                                                  9,253,966        7,279,115
                                                                      -------------     ------------
Total liabilities and partners' capital                                $ 9,790,677       $7,577,152
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general partnership unit ('Units')     $    500.89       $   331.94
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these statements.

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)

                       CONDENSED SCHEDULES OF INVESTMENTS
                                  (Unaudited)

                                                September 30, 2002                  December 31, 2001
                                         --------------------------------    --------------------------------
                                           Amortized Cost                      Amortized Cost
                                             as a % of         Amortized         as a % of         Amortized
  Investments in U.S. Treasury Bills     Partners' Capital        Cost       Partners' Capital        Cost
-------------------------------------------------------------------------------------------------------------
U.S. Treasury bills--face amounts of
  $5,765,000 and $6,159,000 and
  maturities of October 3, 2002 and
  January 3, 2002, respectively                  62.3%         $5,764,474            84.6%         $6,158,272
                                               ------          ----------          ------          ----------
                                               ------          ----------          ------          ----------

                                                September 30, 2002                  December 31, 2001
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures and Forward Contracts            Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Stock Indices                                              $       --                          $   21,343
  Interest rates                                                716,003                             (11,867)
  Commodities                                                   (33,390)                            (60,085)
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts purchased               7.38%            682,613           (0.69)%           (50,609)
                                                           --------------                      --------------
Futures contracts sold:
  Stock Indices                                                 174,972                                  --
  Interest rates                                                     --                              84,922
  Commodities                                                    93,616                            (109,478)
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts sold                    2.90%            268,588           (0.34)%           (24,556)
                                            -------        --------------        ------        --------------
Net unrealized gain (loss) on futures
  contracts                                   10.28%         $  951,201           (1.03)%        $  (75,165)
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------
  Net unrealized gain (loss) on
  forward currency contracts purchased          .33%         $   30,265           (0.20)%        $  (14,723)
                                            -------        --------------        ------        --------------
Forward currency contracts sold:
  Japanese yen/U.S. dollar cross rates           --%                 --            5.28%            384,460
  Other                                       (1.23)           (114,193)           0.04               2,986
                                            -------        --------------        ------        --------------
  Net unrealized gain (loss) on
  forward contracts sold                      (1.23)%          (114,193)           5.32%            387,446
                                            -------        --------------        ------        --------------
Net unrealized gain (loss) on forward
  contracts                                    (.90)%        $  (83,928)           5.12%         $  372,723
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------
Settlement Currency--Futures Contracts
  British pound                                1.51%         $  139,341            0.23%         $   17,085
  Australian dollar                             .47%             43,587            0.25%             18,293
  Canadian dollar                               .03%              2,758            0.07%              5,041
  Euro                                         4.45%            412,026            1.30%             94,979
  Japanese yen                                 (.10)%            (9,035)          (0.38)%           (28,503)
  U.S. dollar                                  3.92%            362,524           (2.50)%          (182,060)
                                            -------        --------------        ------        --------------
     Total                                    10.28%         $  951,201           (1.03)%        $  (75,165)
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------
Settlement Currency--Forward Contracts
     U.S. dollar                               (.90)%        $  (83,928)           5.12%         $  372,723
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------
-------------------------------------------------------------------------------------------------------------
                      The accompanying notes are an integral part of these statements.

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Nine months ended          Three months ended
                                                         September 30,              September 30,
                                                   -------------------------    ----------------------
                                                      2002          2001           2002         2001
------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity transactions        $3,226,383    $ 1,273,705    $2,758,112    $244,687
Change in net unrealized gain/loss on open
  commodity positions                                 569,715     (1,042,336)     (427,923)    267,817
Interest from U.S. Treasury bills                      66,415        207,535        24,225      53,384
                                                   ----------    -----------    ----------    --------
                                                    3,862,513        438,904     2,354,414     565,888
                                                   ----------    -----------    ----------    --------

EXPENSES
Commissions                                           430,580        515,988       165,144     157,673
Management fees                                       113,278        128,780        44,907      40,069
General and administrative                             50,832         52,862        16,527      17,102
                                                   ----------    -----------    ----------    --------
                                                      594,690        697,630       226,578     214,844
                                                   ----------    -----------    ----------    --------
Net income (loss)                                  $3,267,823    $  (258,726)   $2,127,836    $351,044
                                                   ----------    -----------    ----------    --------
                                                   ----------    -----------    ----------    --------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                   $3,235,054    $  (255,528)   $2,106,517    $347,526
                                                   ----------    -----------    ----------    --------
                                                   ----------    -----------    ----------    --------
General partner                                    $   32,769    $    (3,198)   $   21,319    $  3,518
                                                   ----------    -----------    ----------    --------
                                                   ----------    -----------    ----------    --------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED
AND GENERAL
PARTNERSHIP UNIT
Net income (loss) per weighted average limited
  and general partnership unit                     $   159.12    $    (10.92)   $   110.46    $  15.16
                                                   ----------    -----------    ----------    --------
                                                   ----------    -----------    ----------    --------
Weighted average number of
  limited and general partnership units
  outstanding                                          20,537         23,703        19,263      23,156
                                                   ----------    -----------    ----------    --------
                                                   ----------    -----------    ----------    --------

------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                LIMITED       GENERAL
                                                   UNITS       PARTNERS       PARTNER         TOTAL
------------------------------------------------------------------------------------------------------
Partners' capital--December 31, 2001               21,929     $ 7,206,088     $ 73,027     $ 7,279,115
Net income                                                      3,235,054       32,769       3,267,823
Redemptions                                        (3,454)     (1,279,841)     (13,131)     (1,292,972)
                                                   ------     -----------     --------     -----------
Partners' capital--September 30, 2002              18,475     $ 9,161,301     $ 92,665     $ 9,253,966
                                                   ------     -----------     --------     -----------
                                                   ------     -----------     --------     -----------

------------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements.

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)

                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Seaport Futures Management, Inc. (the 'General Partner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Prudential-Bache Diversified Futures Fund L.P. (the 'Partnership') as of September 30, 2002 and December 31, 2001 and the results of its operations for the nine and three months ended September 30, 2002 and 2001. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

B. Related Parties

   The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications, printing and other administrative services. A portion of the general and administrative expenses of the Partnership for the nine and three months ended September 30, 2002 and 2001 was borne by Prudential Securities Incorporated ('PSI'), an affiliate of the General Partner, and its affiliates.

   Costs and expenses charged to the Partnership for these services for the nine and three months ended September 30, 2002 and 2001 were:

                                               For the nine months      For the three months
                                               ended September 30,       ended September 30,
                                              ---------------------     ---------------------
                                                2002         2001         2002         2001
        -------------------------------------------------------------------------------------
        Commissions                           $430,580     $515,988     $165,144     $157,673
        General and administrative               6,412        7,260        2,187        2,513
                                              --------     --------     --------     --------
                                              $436,992     $523,248     $167,331     $160,186
                                              --------     --------     --------     --------
                                              --------     --------     --------     --------

   General and administrative expenses payable to the General Partner and its affiliates (which are included in accrued expenses payable) as of September 30, 2002 and December 31, 2001 were $1,946 and $3,298, respectively.

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

Credit risk

   When entering into futures or forward contracts, the Partnership is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, if the Partnership enters into forward transactions, the sole counterparty is PSI, the Partnership's commodity broker. The Partnership has entered into a master netting agreement with PSI and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty nonperformance on all of the Partnership's contracts is the net unrealized gain included in the statements of financial condition; however, counterparty nonperformance on only certain of the Partnership's contracts may result in greater loss than nonperformance on all of the Partnership's contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Partnership.

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not permitted to commingle such assets with other assets of PSI. At September 30, 2002, such segregated assets totalled $6,249,426. Part
30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $3,541,251 at September 30, 2002. There are no segregation requirements for assets related to forward trading.

   As of September 30, 2002, all open futures and forward contracts mature within one year.

D. Financial Highlights

                                                     Nine Months Ended         Three Months Ended
                                                       September 30,             September 30,
                                                    --------------------      --------------------
                                                     2002         2001         2002         2001
   -----------------------------------------------------------------------------------------------
   Performance per Unit
     Net asset value, beginning of period           $331.94      $369.48      $390.43      $342.07
                                                    -------      -------      -------      -------
     Net realized gain and change in net
        unrealized gain/loss on commodity
        transactions                                 194.82         8.45       120.96        22.13
     Interest from U.S. Treasury bills                 3.25         8.73         1.26         2.31
     Expenses                                        (29.12)      (29.43)      (11.76)       (9.28)
                                                    -------      -------      -------      -------
     Increase (decrease) for the period              168.95      (12.25)       110.46        15.16
                                                    -------      -------      -------      -------
     Net asset value, end of period                 $500.89      $357.23      $500.89      $357.23
                                                    -------      -------      -------      -------
                                                    -------      -------      -------      -------
   Total return                                       50.90%        3.32%       28.29%        4.43%
   Ratio to average net assets (annualized)
     Interest income                                   1.19%        3.23%        1.13%        2.68%
     Expenses                                         10.68%       10.86%       10.53%       10.77%

   These financial highlights represent the overall results of the Partnership during the nine and three month periods ended September 30, 2002 and 2001, respectively. An individual Partner's actual results may differ depending on the timing of redemptions.

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

   At September 30, 2002, 100% of the Partnership's total net assets was allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 60% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Since the Partnership's business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Partnership's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Partnership's speculative trading, as well as the development of drastic market occurrences, could result in monthly losses considerably beyond the Partnership's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The General Partner attempts to minimize these risks by requiring the Partnership and its trading manager to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note C to the financial statements for a further discussion of the credit and market risks associated with the Partnership's futures and forward contracts.

   Redemptions by limited partners were $1,279,841 and $390,694 for the nine and three months ended September 30, 2002, respectively, and General Partner redemptions for the nine and three months ended September 30, 2002, totalled $13,131 and $4,007, respectively. Redemptions recorded from commencement of operations (October 19, 1988) through September 30, 2002 totalled $51,031,274 and $1,119,937 for the limited partners and General Partner, respectively. Limited partners may redeem units as of the last business day of any calendar quarter at the then current net asset value per Unit. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

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

Results of Operations

   The net asset value per Unit as of September 30, 2002 was $500.89, an increase of 50.90% from the December 31, 2001 net asset value per Unit of $331.94 and an increase of 28.29% from the June 30, 2002 net asset value per unit of $390.43. Past performance is not necessarily indicative of future results.

   The Partnership's trading gains before commissions were approximately $3,796,000 and $2,330,000 during the nine and three months ended September 30, 2002, respectively, compared to $231,000 and $513,000 for the corresponding periods in the prior year. Due to the nature of the Partnership's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Partnership's current quarter trading results is presented below.

Quarterly Market Overview

   Throughout the third quarter of 2002, household wealth continued to decrease as the result of pervasive declines in global equity markets and uncertainty regarding worldwide economies. As a result, U.S. consumer spending, which helped boost U.S. economic growth in the past, was adversely impacted. Additionally, the higher cost of equity capital, heightened degree of risk aversion and uncertainty regarding debt and equity markets further inhibited consumer and business investment worldwide. In the U.S., decreasing wealth stemming from losses on equities were offset, in part, by continuing increases in home equity values. Low mortgage interest rates remained a key factor in sustaining the housing market at a relatively elevated level. Fears of slowing global economies resulted in major declines in long-term interest rates and bond markets surged. Foreign economies followed the lead of the U.S. with persistent weakness evident in European, Asian and Latin American economies, particularly in Japan and Brazil.

   In the interest rate sector, negative economic news throughout the quarter coupled with significant downturns in world equity markets and disappointing corporate profits caused a flight to quality into bond markets around the world. The U.S. Federal Reserve Bank left interest rates unchanged at 1.75% in its two meetings this quarter, switching its economic outlook for the near future from 'uncertain' to a bias toward 'economic weakness'. The European Central Bank left short-term interest rates unchanged as well. The Japanese bond market was particularly strong as the Japanese economy continued to struggle with recession and investors fled to bonds for safety.

   The S&P 500 fell 17.63%, the Dow Jones Industrial Average decreased 17.87% and the London FTSE dropped 20.07% for the quarter as investor confidence collapsed in response to continued concerns about accounting transparency, government investigations, heightened tension in the Middle East, and decreased corporate sales and profits. In Japan, the Nikkei Index hit new lows as the economy continued to struggle with structural problems and the Japanese government prepared new fiscal policy initiatives.

   In foreign exchange markets, the U.S. dollar began the quarter down against many foreign currencies, but reversed its trend towards quarter-end. The euro surpassed parity with the U.S. dollar early in the quarter as investors' desire for U.S. assets decreased, but ended the quarter lower. The British pound rose against the U.S. dollar early in the quarter amid perceived strength in the British economy, while the Japanese yen weakened as worries regarding the Japanese economy persisted.

   Energy markets continued their upward climb as fears of impending war with Iraq pushed crude oil prices up significantly. Crude oil rose from the low $20's per barrel earlier in the year to approximately $30 a barrel at quarter-end.

   Gold and other precious metals soared throughout most of the quarter in response to weaknesses in the U.S. dollar and global equity markets and instability in the Middle East. In commodities markets, drought in the Mid-Western United States drove price increases in corn, wheat and soybean markets. Cocoa prices soared as supply deficits and violence in the Ivory Coast pushed the markets to sixteen-year highs.

Quarterly Partnership Performance

   The following is a summary of performance for the major sectors in which the Partnership traded:

   Interest rates (+): Interest rate instruments rose throughout the quarter in response to weak economies and poor equity market performance worldwide. Long positions in U.S., European and Japanese bonds resulted in gains.

   Indices (+): Short positions in the Nikkei Dow, London FTSE, NASDAQ and Euro DAX resulted in gains as weak economic data and disappointing earning reports pressed global equity markets downward throughout the quarter.

   Energies (+): Energy prices rallied amid speculation of imminent war with Iraq, low crude oil stock in the U.S. and seasonal demand pressure. Long crude oil, heating oil and natural gas positions resulted in gains.

   Grains (+): Drought conditions in the Mid-Western United States drove corn, wheat and soybean prices higher resulting in gains for long positions.

   Currencies (-): The U.S. dollar reversed its downward trend against many foreign currencies toward quarter-end resulting in losses for long Swiss franc/U.S. dollar, Japanese yen/U.S. dollar, Australian dollar/U.S. dollar and euro/U.S. dollar cross-rate positions.

   Metals (-): Short gold and silver positions incurred losses as precious metal prices rose in response to uncertainty in the Middle East and the weak global economy.

   Softs (-): Coffee prices rose as frosts threatened the Brazilian crop resulting in losses for short positions.

   Interest income is earned on the Partnership's investment in U.S. Treasury bills and varies monthly according to interest rates, as well as the effect of trading performance and redemptions on the level of interest-bearing funds. Interest income from U.S. Treasury bills decreased by approximately $141,000 and $29,000 for the nine and three months ended September 30, 2002 as compared to the corresponding periods in 2001. These declines in interest income were principally due to lower interest rates during the nine and three months ended September 30, 2002 versus the corresponding periods in 2001. Additionally, interest income during the nine month period ended September 30, 2002 decreased from lower overall investment in U.S. Treasury bills primarily due to the effect of unfavorable trading performance during 2001 and redemptions on the monthly net asset values, partially offset by the effect of strong trading performance since the first quarter of 2002.

   Commissions paid to PSI are calculated on the Partnership's net asset value on the first day of each month and, therefore, vary monthly according to trading performance and redemptions. Commissions decreased by $85,000 for the nine months ended September 30, 2002 as compared to the corresponding period in 2001, but increased by $7,000 for the three months ended September 30, 2002 as compared to the corresponding period in 2001. The decrease was primarily due to the effect of unfavorable trading performance during 2001 and redemptions on the monthly net asset values, partially offset by the effect of strong trading performance since the first quarter of 2002. The increase was due to the effect of strong trading performance since the first quarter of 2002 on the monthly net asset values, partially offset by the effect of unfavorable trading performance during 2001 and redemptions on the monthly net asset values.

   All trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the 'Trading Manager'). Management fees are calculated on the Partnership's net asset value as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by $16,000 for the nine months ended September 30, 2002 as compared to the corresponding period in 2001, but increased by $5,000 for the three months ended September 30, 2002 as compared to the corresponding period in 2001. The decrease for the nine months ended September 30, 2002 and the increase for the three months ended September 30, 2002 were primarily due to fluctuations in the monthly net asset values as further discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the Trading Manager, as defined in the advisory agreement among the Partnership, the General Partner and the Trading Manager. No incentive fees were incurred for the nine and three months ended September 30, 2002 or 2001.

   General and administrative expenses include audit, tax and legal fees as well as printing and postage costs. General and administrative expenses for the nine and three months ended September 30, 2002 were relatively comparable to the corresponding periods in 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

   Within the 90 days prior to the date of this report, the General Partner carried out an evaluation, under the supervision and with the participation of the officers of the General Partner, including the General Partner's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Weinreb                       Date: November 14, 2002
     ----------------------------------------
     Steven Weinreb
     Chief Financial Officer


                                 CERTIFICATIONS

I, Eleanor L. Thomas, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Prudential-Bache Diversified Futures Fund L.P. (the 'Partnership');

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

   4. The Partnership's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date'); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The Partnership's other certifying officers and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the board of directors of the general partner of the Partnership:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

   6. The Partnership's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002               /s/ Eleanor L. Thomas
                                       --------------------------------------
                                       Eleanor L. Thomas
                                       President (chief executive officer)
                                        of the general partner
                                        of the Partnership

I, Steven Weinreb, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Prudential-Bache Diversified Futures Fund L.P. (the 'Partnership');

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

   4. The Partnership's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date'); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The Partnership's other certifying officers and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the board of directors of the general partner of the Partnership:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

   6. The Partnership's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002               /s/ Steven Weinreb
                                       --------------------------------------
                                       Steven Weinreb
                                       Chief Financial Officer
                                        of the general partner
                                        of the Partnership