Form 10-K
period 2002-12-31
PRUDENTIAL BACHE DIVERSIFIED FUTURES FUND L P
filed 2003-03-31
CIK 833225

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2002

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes CK No _

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [CK]

   Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes __ No CK

                      DOCUMENTS INCORPORATED BY REFERENCE

   Annual Report to Limited Partners for the year ended December 31, 2002 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                                Index to exhibits can be found on pages 8 and 9.

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)

                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................     3
Item  2    Properties.......................................................................     4
Item  3    Legal Proceedings................................................................     4
Item  4    Submission of Matters to a Vote of Limited Partners..............................     4

PART II
Item  5    Market for the Registrant's Units and Related Limited Partner Matters............     4
Item  6    Selected Financial Data..........................................................     4
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................     4
Item 7A    Quantitative and Qualitative Disclosures About Market Risk.......................     4
Item  8    Financial Statements and Supplementary Data......................................     5
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................     5

PART III
Item 10    Directors and Executive Officers of the Registrant...............................     5
Item 11    Executive Compensation...........................................................     7
Item 12    Security Ownership of Certain Beneficial Owners and Management...................     7
Item 13    Certain Relationships and Related Transactions...................................     7
Item 14    Controls and Procedures..........................................................     7

PART IV
Item 15    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................     8
           Financial Statements and Financial Statement Schedules...........................     8
           Exhibits.........................................................................     8
           Reports on Form 8-K..............................................................     9

SIGNATURES..................................................................................    10
CERTIFICATIONS..............................................................................    11

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

General Partner and its Affiliates

   The general partner of the Registrant is Seaport Futures Management, Inc. (the 'General Partner'), which is an affiliate of Prudential Securities Incorporated ('PSI'), the Registrant's commodity broker. Both the General Partner and PSI are indirect wholly owned subsidiaries of Prudential Financial, Inc. ('Prudential').

   In February 2003, Prudential and Wachovia Corp. ('Wachovia') announced an agreement to combine each company's respective retail securities brokerage and clearing operations within a new firm, which will be headquartered in Richmond, Virginia. Under the agreement, Prudential will have a 38% ownership interest in the new firm and Wachovia will own 62%. The transaction, which includes the securities brokerage, securities clearing, and debt capital markets operations of PSI, but does not include the equity sales, trading and research operations or commodity brokerage and derivative operations of PSI, is anticipated to close in the third quarter of 2003. The General Partner, as well as the commodity broker, will continue to be indirect wholly owned subsidiaries of Prudential.

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

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partner and its affiliates pursuant to the Partnership Agreement as further discussed in Notes A, C and D to the Registrant's financial statements included in its annual report to the limited partners for the year ended December 31, 2002 ('Registrant's 2002 Annual Report') which is filed as an exhibit hereto.

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

   As of March 21, 2003, there were 280 holders of record owning 17,863 Units which include 179 units of general partnership interest.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 10 of the Registrant's 2002 Annual Report which is filed as an exhibit hereto.

                                                        Year ended December 31,
                                    ----------------------------------------------------------------
                                       2002         2001         2000         1999          1998
                                    ----------   ----------   ----------   -----------   -----------
Total revenues (including
  interest).......................  $3,159,706   $   79,245   $  766,189   $  (953,797)  $ 2,595,752
                                    ----------   ----------   ----------   -----------   -----------
                                    ----------   ----------   ----------   -----------   -----------

Net income (loss).................  $2,333,687   $ (830,796)  $ (350,188)  $(2,933,491)  $   254,155
                                    ----------   ----------   ----------   -----------   -----------
                                    ----------   ----------   ----------   -----------   -----------
Net income (loss) per weighted
  average Unit....................  $   116.56   $   (35.46)  $   (12.57)  $    (80.12)  $      6.08
                                    ----------   ----------   ----------   -----------   -----------
                                    ----------   ----------   ----------   -----------   -----------

Total assets......................  $8,391,569   $7,577,152   $9,268,631   $13,002,258   $18,118,204
                                    ----------   ----------   ----------   -----------   -----------
                                    ----------   ----------   ----------   -----------   -----------
Net asset value per Unit..........  $   450.33   $   331.94   $   369.48   $    369.26   $    452.97
                                    ----------   ----------   ----------   -----------   -----------
                                    ----------   ----------   ----------   -----------   -----------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 12 through 14 of the Registrant's 2002 Annual Report which is filed as an exhibit hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 10 of the Registrant's 2002 Annual Report which is filed as an exhibit hereto.

   Selected unaudited quarterly financial data for the years ended December 31, 2002 and 2001 are summarized below:

                                                     First         Second         Third        Fourth
                                                    Quarter        Quarter       Quarter       Quarter
                                                   ----------    -----------    ----------    ---------
2002:
Total revenues (including interest)                $ (595,066)   $ 2,103,165    $2,354,414    $(702,807)
                                                   ----------    -----------    ----------    ---------
                                                   ----------    -----------    ----------    ---------
Total revenues (including interest) less
  commissions                                      $ (737,451)   $ 1,980,114    $2,189,270    $(873,466)
                                                   ----------    -----------    ----------    ---------
                                                   ----------    -----------    ----------    ---------
Net income (loss)                                  $ (789,848)   $ 1,929,835    $2,127,836    $(934,136)
                                                   ----------    -----------    ----------    ---------
                                                   ----------    -----------    ----------    ---------
Net income (loss) per weighted average Unit        $   (36.02)   $     94.51    $   110.46    $  (50.56)
                                                   ----------    -----------    ----------    ---------
                                                   ----------    -----------    ----------    ---------
2001:
Total revenues (including interest)                $1,162,933    $(1,289,917)   $  565,888    $(359,659)
                                                   ----------    -----------    ----------    ---------
                                                   ----------    -----------    ----------    ---------
Total revenues (including interest) less
  commissions                                      $  984,397    $(1,469,696)   $  408,215    $(517,217)
                                                   ----------    -----------    ----------    ---------
                                                   ----------    -----------    ----------    ---------
Net income (loss)                                  $  919,494    $(1,529,264)   $  351,044    $(572,070)
                                                   ----------    -----------    ----------    ---------
                                                   ----------    -----------    ----------    ---------
Net income (loss) per weighted average Unit        $    37.63    $    (65.03)   $    15.16    $  (25.29)
                                                   ----------    -----------    ----------    ---------
                                                   ----------    -----------    ----------    ---------

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

   The directors and executive officers of the General Partner and their positions with respect to the Registrant are as follows:

            Name                                      Position
Alex H. Ladouceur               Chairman of the Board of Directors and Director
Eleanor L. Thomas               President and Director
Steven Weinreb                  Treasurer and Chief Financial Officer
Guy S. Scarpaci                 Director
Tamara B. Wright                Senior Vice President and Director
Thomas T. Bales                 Vice President
Paul Waldman                    Secretary

   ALEX H. LADOUCEUR, born 1960, has been Chairman of the Board of Directors and a Director of the General Partner since November 2001 and also has held such positions with Prudential Securities Futures Management Inc. ('PSFMI') an affiliate of the General Partner, since such date. Mr. Ladouceur joined PSI in August 2001 and is an Executive Vice President and Head of the Global Derivatives Division. He is responsible for all operating activities of PSI's Global Derivatives Division including sales and trading, foreign exchange, base and precious metals, and the trading floors. Mr. Ladouceur joined PSI from Credit Lyonnais Rouse Ltd. ('CLR'), where he served as president of their United States operations since 1992 and as a main board director of CLR in London since 1994. In 1998, he was appointed managing director of Global Cash Markets at CLR with responsibility for leading global market-making and sales for OTC products, including structured derivative products. Mr. Ladouceur earned his bachelor's degree in Economics from the University of Calgary in Alberta, Canada, and his master's degree in European Studies from the College of Europe in Bruges, Belgium.

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

   STEVEN WEINREB, born 1962, became the Treasurer and Chief Financial Officer of the General Partner in May 2002, at which time he also became the Treasurer and Chief Financial Officer of PSFMI. He is a Senior Vice President and Controller of PSI. Prior to joining Prudential Securities in May 1991, he was with the public accounting firms Deloitte & Touche from 1986 to 1991 and from 1984 to 1986 with Laventhol & Horwath. Mr. Weinreb graduated in 1984 from the State University of New York at Albany with a B.S. in Accounting. Mr. Weinreb is a Certified Public Accountant.

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

   PAUL WALDMAN, born 1957, became the Secretary of the General Partner in November 2002, at which time he also became the Secretary of PSFMI. Prior to being elected Secretary, Mr. Waldman had served as Assistant Secretary for both the managing owner and Seaport Futures since December 1997. He is a First

Vice President and Associate General Counsel of Prudential Securities. Mr. Waldman is responsible for the day-to-day corporate governance of Prudential Securities and its subsidiary companies. Prior to joining Prudential Securities in September 1988, Mr. Waldman worked for E.A. Sheslow & Co., a specialist firm on the NYSE and American Stock Exchange in 1986, and for F.P. Quinn & Co., a member firm of the Chicago Board Options Exchange, from 1984 to 1985. Mr. Waldman received a B.A. in Journalism from the University of Georgia in 1979, an M.A. in Political Science from Boston University in 1981, and a Juris Doctor from New York Law School in 1992. He is admitted to the New York and Connecticut bars.

   Effective May 2002, Steven Weinreb was elected by the Board of Directors of the General Partner as Chief Financial Officer replacing Barbara Brooks.

   Effective November 2002, Paul Waldman was elected by the Board of Directors of the General Partner as Secretary replacing David Buchalter.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 21, 2003, no director or officer of the General Partner owns directly or beneficially any interest in the voting securities of the General Partner.

   As of March 21, 2003, no director or officer of the General Partner owns directly or beneficially any of the Units issued by the Registrant.

   As of March 21, 2003, no partner beneficially owns more than five percent (5%) of the outstanding limited partnership units issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the General Partner.

   Reference is made to Notes A, C and D to the financial statements in the Registrant's 2002 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

Item 14. Controls and Procedures

   Within the 90 days prior to the date of this report, the General Partner carried out an evaluation, under the supervision and with the participation of the officers of the General Partner, including the General Partner's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based upon that evaluation, the General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures are effective. There were no significant changes in Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART IV

                                                                                            Page in
                                                                                         Annual Report
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      1.   Financial Statements and Report of Independent
              Accountants--incorporated by reference to the Registrant's 2002 Annual
              Report which is filed as an exhibit hereto

              Report of Independent Accountants                                                2

              Financial Statements:

              Statements of Financial Condition--December 31, 2002 and 2001                    3

              Condensed Schedules of Investments at December 31, 2002 and 2001                 4

              Statements of Operations--Three years ended December 31, 2002                    5

              Statements of Changes in Partners' Capital--Three years ended December
              31, 2002                                                                         5

              Notes to Financial Statements                                                    6

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

       13.1   Registrant's 2002 Annual Report (with the exception of the information and data incorporated by reference in Items 1, 7 and 8 of this Annual
              Report on Form 10-K, no other information or data appearing in the
              Registrant's 2002 Annual Report is to be deemed filed as part of this report) (filed herewith)

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

Prudential-Bache Diversified Futures Fund L.P.


By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Weinreb                                              Date: March 28, 2003
     -----------------------------------------------------------------
     Steven Weinreb
     Treasurer and Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

    By: /s/ Alex H. Ladouceur                                            Date: March 28, 2003
    ------------------------------------------------------------------
    Alex H. Ladouceur
    Chairman of the Board of Directors and Director

    By: /s/ Eleanor L. Thomas                                            Date: March 28, 2003
    ------------------------------------------------------------------
    Eleanor L. Thomas
    President and Director

    By: /s/ Steven Weinreb                                               Date: March 28, 2003
    ------------------------------------------------------------------
    Steven Weinreb
    Treasurer and Chief Financial Officer (chief accounting officer)

    By: /s/ Guy S. Scarpaci                                              Date: March 28, 2003
    ------------------------------------------------------------------
    Guy S. Scarpaci
    Director

    By:                                                                  Date:
    ------------------------------------------------------------------
    Tamara B. Wright
    Senior Vice President and Director

                                 CERTIFICATIONS

I, Eleanor L. Thomas, certify that:

   1. I have reviewed this annual report on Form 10-K of Prudential-Bache Diversified Futures Fund L.P. (the 'Partnership');

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report;

   4. The Partnership's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The Partnership's other certifying officers and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the board of directors of the general partner of the Partnership:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

   6. The Partnership's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003                  /s/ Eleanor L. Thomas
                                       --------------------------------------
                                       Eleanor L. Thomas
                                       President (chief executive officer)
                                        of the general partner of the
                                        Partnership

I, Steven Weinreb, certify that:

   1. I have reviewed this annual report on Form 10-K of Prudential-Bache Diversified Futures Fund L.P. (the 'Partnership');

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report;

   4. The Partnership's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The Partnership's other certifying officers and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the board of directors of the general partner of the Partnership:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

   6. The Partnership's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003                  /s/ Steven Weinreb
                                       --------------------------------------
                                       Steven Weinreb
                                       Chief Financial Officer
                                         of the general partner of the
                                         Partnership