Form 10-Q
period 2003-03-31
PRUDENTIAL BACHE DIVERSIFIED FUTURES FUND L P
filed 2003-05-15
CIK 833225

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter ended March 31, 2003

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

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

   Indicate by check CK whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes __ No _CK

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,      December 31,
                                                                           2003            2002
---------------------------------------------------------------------------------------------------
ASSETS
Cash in commodity trading accounts                                      $3,511,192      $  758,710
U.S. Treasury bills, at amortized cost (pledged at broker)               6,044,611       6,820,712
Net unrealized (loss) gain on open futures contracts                       (29,912)        458,973
Net unrealized gain on open forward contracts                                   --         353,174
                                                                        ----------     ------------
Total assets                                                            $9,525,891      $8,391,569
                                                                        ----------     ------------
                                                                        ----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Net unrealized loss on open forward contracts                           $  207,750      $       --
Redemptions payable                                                        196,266         275,602
Accrued expenses payable                                                    53,554          57,849
Incentive fees payable                                                      23,068              --
Management fees payable                                                     15,441          13,890
                                                                        ----------     ------------
Total liabilities                                                          496,079         347,341
                                                                        ----------     ------------
Commitments
Partners' capital
Limited partners (17,309 and 17,684 units outstanding)                   8,939,942       7,963,619
General partner (174 and 179 units outstanding)                             89,870          80,609
                                                                        ----------     ------------
Total partners' capital                                                  9,029,812       8,044,228
                                                                        ----------     ------------
Total liabilities and partners' capital                                 $9,525,891      $8,391,569
                                                                        ----------     ------------
                                                                        ----------     ------------
Net asset value per limited and general partnership unit ('Units')      $   516.49      $   450.33
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                       CONDENSED SCHEDULES OF INVESTMENTS
                                  (Unaudited)

                                                  March 31, 2003                    December 31, 2002
                                         --------------------------------    --------------------------------
                                           Amortized Cost                      Amortized Cost
                                             as a % of         Amortized         as a % of         Amortized
Investments in U.S. Treasury Bills       Partners' Capital        Cost       Partners' Capital        Cost
-------------------------------------------------------------------------------------------------------------
U.S. Treasury bills--face amounts of
  $6,045,000 and $6,821,000 and
  maturities of April 3, 2003 and
  January 2, 2003, respectively                  66.9%         $6,044,611            84.8%         $6,820,712
                                               ------          ----------          ------          ----------
                                               ------          ----------          ------          ----------

                                                  March 31, 2003                    December 31, 2002
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures and Forward Contracts            Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Stock Indices                                              $   (4,350)                         $  (27,811)
  Interest rates                                                 32,053                             329,185
  Currencies                                                      5,075                                  --
  Commodities                                                  (211,343)                            156,011
                                                           --------------                      --------------
     Net unrealized (loss) gain on
     futures contracts purchased              (1.98)%          (178,565)           5.69%            457,385
                                                           --------------                      --------------
Futures contracts sold:
  Stock Indices                                                  56,382                              20,120
  Interest rates                                                (75,140)                            (44,312)
  Commodities                                                   167,411                              25,780
                                                           --------------                      --------------
     Net unrealized gain on futures
     contracts sold                            1.65             148,653            0.02               1,588
                                             ------        --------------        ------        --------------
     Net unrealized (loss) gain on
     futures contracts                        (0.33)%        $  (29,912)           5.71%         $  458,973
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Forward currency contracts purchased:
  Net unrealized gain on forward
  contracts purchased                          1.11%         $   99,984            6.24%         $  502,179
Forward currency contracts sold:
  Net unrealized loss on forward
  contracts sold                              (3.41)           (307,734)          (1.85)           (149,005)
                                             ------        --------------        ------        --------------
Net unrealized (loss) gain on forward
  contracts                                   (2.30)%        $ (207,750)           4.39%         $  353,174
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Settlement Currency--Futures Contracts
  British pound                               (0.05)%        $   (4,746)           0.39%         $   31,543
  Australian dollar                           (0.27)            (24,117)           0.30              23,911
  Canadian dollar                              0.00                (408)           0.03               2,066
  Euro                                        (0.54)            (48,173)           1.65             132,468
  Japanese yen                                 0.93              83,909            1.08              87,146
  U.S. dollar                                 (0.40)            (36,377)           2.26             181,839
                                             ------        --------------        ------        --------------
     Total                                    (0.33)%        $  (29,912)           5.71%         $  458,973
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Settlement Currency--Forward Contracts
     U.S. dollar                              (2.30)%        $ (207,750)           4.39%         $  353,174
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
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

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                             Three months ended
                                                                                 March 31,
                                                                          ------------------------
                                                                             2003          2002
--------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity transactions                        $2,481,932     $(350,715)
Change in net unrealized gain/loss on open commodity positions            (1,049,809)     (266,719)
Interest from U.S. Treasury bills                                             17,466        22,368
                                                                          ----------     ---------
                                                                           1,449,589      (595,066)
                                                                          ----------     ---------

EXPENSES
Commissions                                                                  179,978       142,385
Management fees                                                               47,374        34,335
Incentive fees                                                                23,068            --
General and administrative                                                    17,319        18,062
                                                                          ----------     ---------
                                                                             267,739       194,782
                                                                          ----------     ---------
Net income (loss)                                                         $1,181,850     $(789,848)
                                                                          ----------     ---------
                                                                          ----------     ---------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                                          $1,170,007     $(781,924)
                                                                          ----------     ---------
                                                                          ----------     ---------
General partner                                                           $   11,843     $  (7,924)
                                                                          ----------     ---------
                                                                          ----------     ---------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL
PARTNERSHIP UNIT
Net income (loss) per weighted average limited and general partnership
  unit                                                                    $    66.16     $  (36.02)
                                                                          ----------     ---------
                                                                          ----------     ---------
Weighted average number of
  limited and general partnership units outstanding                           17,863        21,929
                                                                          ----------     ---------
                                                                          ----------     ---------
--------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                 LIMITED       GENERAL
                                                     UNITS       PARTNERS      PARTNER       TOTAL
-----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 2002                 17,863     $7,963,619     $80,609     $8,044,228
Net income                                                       1,170,007     11,843       1,181,850
Redemptions                                            (380)      (193,684)    (2,582 )      (196,266)
                                                     ------     ----------     -------     ----------
Partners' capital--March 31, 2003                    17,483     $8,939,942     $89,870     $9,029,812
                                                     ------     ----------     -------     ----------
                                                     ------     ----------     -------     ----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Seaport Futures Management, Inc. (the 'General Partner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Prudential-Bache Diversified Futures Fund L.P. (the 'Partnership') as of March 31, 2003 and December 31, 2002 and the results of its operations for the three months ended March 31, 2003 and 2002. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

B. Related Parties

   The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications, printing and other administrative services. A portion of the general and administrative expenses of the Partnership for the three months ended March 31, 2003 and 2002 was borne by Prudential Securities Incorporated ('PSI'), an affiliate of the General Partner, and its affiliates.

   Costs and expenses charged to the Partnership for these services for the three months ended March 31, 2003 and 2002 were:

                                                                      For the three months
                                                                         ended March 31,
                                                                      ---------------------
                                                                        2003         2002
        -----------------------------------------------------------------------------------
        Commissions                                                   $179,978     $142,385
        General and administrative                                       2,175        2,113
                                                                      --------     --------
                                                                      $182,153     $144,498
                                                                      --------     --------
                                                                      --------     --------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses payable) as of March 31, 2003 and December 31, 2002 were $3,956 and $2,713, respectively.

   The Partnership's assets are maintained either in trading or cash accounts with PSI, the Partnership's commodity broker and an affiliate of the General Partner, for margin purposes.

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

Market risk

   Trading in futures and forward contracts (including foreign exchange) involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of the Partnership's net assets being traded, significantly exceeds the Partnership's future cash requirements since the Partnership intends to close out its open positions prior to settlement. As a result, the Partnership is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Partnership considers the 'fair value' of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with the Partnership's commitments to purchase commodities is limited to the gross or face amount of the contracts held. However, when the Partnership enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Partnership to unlimited risk.

   Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Partnership holds and the liquidity and inherent volatility of the markets in which the Partnership trades.

Credit risk

   When entering into futures or forward contracts, the Partnership is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by the Partnership as PSI, the Partnership's commodity broker, is the sole counterparty. The Partnership has entered into a master netting agreement with PSI and, as a result, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty nonperformance of all of the Partnership's contracts is the net unrealized gain included in the statements of financial condition; however, counterparty non-performance on only certain of the partnership contracts may result in greater loss than non-performance on all of the Partnership contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Partnership.

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not allowed to commingle such assets with other assets of PSI. At March 31, 2003, such segregated assets totalled $6,367,452. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $3,158,439 at March 31, 2003. There are no segregation requirements for assets related to forward trading.

   As of March 31, 2003, all of the Partnership's open futures and forward contracts mature within one year.

D. Financial Highlights

                                                        Three Months Ended March 31,
                                                  ----------------------------------------
                                                         2003                  2002
                                                  ------------------    ------------------
        Performance per Unit
          Net asset value, beginning of period         $ 450.33              $ 331.94
                                                  ------------------    ------------------
          Net realized gain (loss) and change
             in net unrealized gain/loss on
             commodity transactions                       80.17                (28.16)
          Interest from U.S. Treasury bills                0.98                  1.02
          Expenses                                       (14.99)                (8.88)
                                                  ------------------    ------------------
          Net increase (decrease) for the
             period                                       66.16                (36.02)
                                                  ------------------    ------------------
          Net asset value, end of period               $ 516.49              $ 295.92
                                                  ------------------    ------------------
                                                  ------------------    ------------------
        Total return                                      14.69%               (10.85)%
        Ratio to average net assets
        (annualized)
          Interest income                                  0.77%                 1.29%
          Net expenses, including 1.02% of
             incentive fees during the three
             months ended March 31, 2003                  11.83%                11.19%

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

   At March 31, 2003, 100% of the Partnership's total net assets was allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 66% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

   The percentage that U.S. Treasury bills bears to the total net assets varies each day, and from month to month, as the market values of commodity interests change. The balance of the net assets is held in the Partnership's commodity trading accounts. All interest earned on the Partnership's interest-bearing funds is paid to the Partnership.

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

   Redemptions by the limited partners and the General Partner for the three months ended March 31, 2003 were $193,684 and $2,582, respectively, and from commencement of operations (October 19, 1988) through March 31, 2003 totalled $51,497,858 and $1,125,221 for the limited partners and General Partner, respectively. Limited partners may redeem units as of the last business day of any calendar quarter at the then current net asset value per Unit. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Unit as of March 31, 2003 was $516.49, an increase of 14.69% from the December 31, 2002 net asset value per Unit of $450.33. Past performance is not necessarily indicative of future results.

   The Partnership's trading gains (losses) before commissions were approximately $1,432,000 and $(617,000) during the three months ended March 31, 2003 and 2002, respectively. Due to the nature of the

Partnership's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Partnership's current quarter trading results is presented below.

Quarterly Market Overview

   Global economic activity for the first quarter of 2003 was characterized by weakness and volatility. The U.S. economy exhibited signs of a slowdown as consumers and businesses continued to reduce spending due to concerns regarding the war in Iraq, SARS outbreak, high oil price premiums, weak corporate profits and depressed global economies. With the exception of steady automobile orders and existing home sales fueled by attractive interest rates, retail sales continued to be sluggish. Labor market indicators were negative and manufacturing contracted. Foreign economies generally mirrored that of the U.S. In Europe and Asia, economic recovery appeared to have slowed, but Canada recorded moderate economic expansion.

   Indices: Major global equity markets rallied early in the quarter but slid on fears of an impending war with Iraq, possible terrorism and geopolitical tension. Anticipation of a quick decisive victory in Iraq resulted in a brief market run up in mid-March. However, toward the end of the quarter, markets were whipsawed as investors responded to every turn of military events in the Middle East. Ultimately, the markets ended the quarter lower as investors awaited a resolution. The Dow Jones Industrial Average closed down 4.2% and the S&P 500 dropped 3.2%. Several encouraging earnings reports boosted the Nasdaq Composite resulting in a net gain of 0.42% for the quarter. Japan's Nikkei 225 stock index hit a 20-year low at the end of the first quarter.

   Interest rates: At both the January and March meetings, the U.S. Federal Reserve left the federal funds rate unchanged at the 41-year low of 1.25%. In mid-March, initial optimism for the Coalition Forces' success in Iraq resulted in a shift by investors to junk bonds and stocks marking the worst setback for the U.S. Treasury markets in 18 months. U.S. Treasury yields increased by 41 basis points from a 44-year low, incurring the biggest weekly increase in yield since November 2001. Toward the end of the quarter, uncertainty about the war led investors to take defensive positions, with the price of 10-year Treasury notes ending the quarter up 3.81%. In Europe, the European Central Bank cut interest rates by 0.25% in the beginning of March. The lowered interest rate coupled with weak global economic growth prospects resulted in the strengthening of European bond prices.

   Currencies: Perceptions of quick success in Iraq boosted the U.S. dollar versus many foreign currencies. However, concerns that the war would disrupt the U.S. economy strengthened the euro against the U.S. dollar. For the first time in three years, the exchange rate between the euro and U.S. dollar reached $1.10. As a result, the U.S. dollar ended the quarter down against the euro and the Japanese yen. In Canada, the Bank of Canada increased its overnight interest rate in March in response to inflation concerns, resulting in the strengthening of the Canadian dollar.

   Energies: Price increases in the world oil markets at the beginning of the first quarter were fed by concerns of supply disruptions due to the conflict in Iraq, civil strife in Venezuela, anticipation of a Nigerian strike and tensions on the Korean peninsula. In mid-March, anticipation of a quick resolution of the war in Iraq coupled with the end of an extended cold snap in the northeastern United States led to a significant reversal in energy prices. However, at quarter-end, fears of the possibility of a prolonged war in Iraq and low supplies pushed energy futures prices higher despite the securing of Iraqi oil wells.

   Softs: Cocoa prices declined as a result of the continuing political stability in the Ivory Coast. Expectations for less rain in the U.S. plains states boosted wheat prices toward the end of the quarter and corn prices rose as a result of bullish prospective planting and stocks data released by U.S. Department of Agriculture. Soybean futures declined as a result of rain in key growing regions in Southern Argentina and weaker overseas prices.

Quarterly Partnership Performance

   The following is a summary of performance for the major sectors in which the Partnership traded:

   Interest rates (+): Concerns around the war in Iraq, poor performance in the equity markets and weak global economies strengthened Japanese, U.S. Treasury and European bond prices resulting in net gains for long positions.

   Currencies (+): The U.S. dollar fell against many foreign currencies amid concerns that the war in Iraq would disrupt the U.S. economy. Long Australian dollar/U.S. dollar and euro/U.S. dollar cross-rate positions resulted in net gains.

   Energies (+): Long natural gas positions resulted in net gains as prices rose amid expectations of unseasonable cold weather in Northeastern U.S. and sharp drawdown of storage levels.

   Indices (+): Global equity markets declined throughout the quarter resulting in net gains for short positions in the Euro DAX, EURSTOX 50 and Japanese Nikkei Dow indices.

   Metals (-): Long aluminum and zinc positions incurred losses as base metal prices declined due to large inventories and reduced demand.

   Grains (-): Long soybean positions resulted in net losses as the price of soybeans declined due to rain in key growing regions in Southern Argentina and weaker overseas prices.

   Interest income is earned on the Partnership's investment in U.S. Treasury bills and varies monthly according to interest rates, as well as the effect of trading performance and redemptions on the level of interest-bearing funds. Interest income from U.S. Treasury bills decreased by $5,000 for the three months ended March 31, 2003 as compared to the corresponding period in 2002. The decline in interest income was principally due to lower interest rates during the three months ended March 31, 2003 versus the corresponding period in 2002. The decline was partially offset by higher overall investment in U.S. Treasury bills primarily due to the effect of favorable trading performance during 2002 and the first quarter of 2003 on the monthly net asset values, which was further offset, in part, by the effect of redemptions on the monthly net asset values.

   Commissions paid to PSI are calculated on the Partnership's net asset value on the first day of each month and, therefore, vary monthly according to trading performance and redemptions. Commissions increased by $38,000 for the three months ended March 31, 2003 as compared to the corresponding period in 2002. The increase was primarily due to the effect of favorable trading performance (offset, in part, by redemptions) during 2002 and the First Quarter of 2003 on the monthly net asset values.

   All trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the 'Trading Manager'). Management fees are calculated on the Partnership's net asset value as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees increased by $13,000 for the three months ended March 31, 2003 as compared to the corresponding period in 2002 primarily due to fluctuations in monthly net asset values as further discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the Trading Manager, as defined in the advisory agreement among the Partnership, the General Partner and the Trading Manager. Incentive fees incurred for the three months ended March 31, 2003 totalled $23,000. No incentive fees were incurred during the three months ended March 31, 2002.

   General and administrative expenses include audit, tax and legal fees as well as printing and postage costs. General and administrative expenses for the three months ended March 31, 2003 were relatively comparable to the corresponding period in 2002.

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

             4.3 Request for Redemption (incorporated by reference to
                 Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, File No. 33-22100)

            99.1--Certificate pursuant to 18 U.S.C. Section 1350
                  as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (filed herewith)

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

PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Weinreb                       Date: May 15, 2003
     ----------------------------------------
     Steven Weinreb
     Chief Financial Officer

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

Date:  May 15, 2003                  /s/ Eleanor L.Thomas
                                     --------------------------------------
                                     Eleanor L. Thomas
                                     President (chief executive officer)
                                     of the general partner of the Partnership

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

Date:  May 15, 2003                  /s/ Steven Weinreb
                                     --------------------------------------
                                     Steven Weinreb
                                     Chief Financial Officer
                                     of the general partner of the Partnership