Form 10-Q
period 2003-06-30
PRUDENTIAL BACHE DIVERSIFIED FUTURES FUND L P
filed 2003-08-14
CIK 833225

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter ended June 30, 2003

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                         June 30,      December 31,
                                                                           2003            2002
---------------------------------------------------------------------------------------------------
ASSETS
Cash in commodity trading accounts                                      $2,980,633      $  758,710
U.S. Treasury bills, at amortized cost (pledged at broker)               6,770,680       6,820,712
Net unrealized (loss) gain on open futures contracts                      (527,843)        458,973
Net unrealized gain on open forward contracts                                   --         353,174
                                                                        ----------     ------------
Total assets                                                            $9,223,470      $8,391,569
                                                                        ----------     ------------
                                                                        ----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                     $  225,189      $  275,602
Net unrealized loss on open forward contracts                              185,079              --
Accrued expenses payable                                                    55,298          57,849
Management fees payable                                                     14,971          13,890
                                                                        ----------     ------------
Total liabilities                                                          480,537         347,341
                                                                        ----------     ------------
Commitments
Partners' capital
Limited partners (16,873 and 17,684 units outstanding)                   8,655,216       7,963,619
General partner (171 and 179 units outstanding)                             87,717          80,609
                                                                        ----------     ------------
Total partners' capital                                                  8,742,933       8,044,228
                                                                        ----------     ------------
Total liabilities and partners' capital                                 $9,223,470      $8,391,569
                                                                        ----------     ------------
                                                                        ----------     ------------
Net asset value per limited and general partnership unit ('Units')      $   512.96      $   450.33
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                                       2

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                       CONDENSED SCHEDULES OF INVESTMENTS
                                  (Unaudited)

                                                  June 30, 2003                     December 31, 2002
                                         --------------------------------    --------------------------------
                                           Amortized Cost                      Amortized Cost
                                             as a % of         Amortized         as a % of         Amortized
Investments in U.S. Treasury Bills       Partners' Capital        Cost       Partners' Capital        Cost
-------------------------------------------------------------------------------------------------------------
U.S. Treasury bills--face amounts of
  $6,774,000 and $6,821,000 and
  maturities of July 3, 2003 and
  January 2, 2003, respectively                  77.4%         $6,770,680            84.8%         $6,820,712
                                               ------          ----------          ------          ----------
                                               ------          ----------          ------          ----------

                                                  June 30, 2003                     December 31, 2002
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures and Forward Contracts            Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Stock Indices                                              $   52,407                          $  (27,811)
  Interest rates                                               (332,916)                            329,185
  Commodities                                                  (210,926)                            156,011
                                                           --------------                      --------------
     Net unrealized (loss) gain on
     futures contracts purchased              (5.62)%          (491,435)           5.69%            457,385
                                                           --------------                      --------------
Futures contracts sold:
  Stock Indices                                                      --                              20,120
  Interest rates                                                 33,572                             (44,312)
  Commodities                                                   (69,980)                             25,780
                                                           --------------                      --------------
     Net unrealized (loss) gain on
     futures contracts sold                   (0.42)            (36,408)           0.02               1,588
                                             ------        --------------        ------        --------------
     Net unrealized (loss) gain on
     futures contracts                        (6.04)%        $ (527,843)           5.71%         $  458,973
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------

Forward currency contracts purchased          (3.49)%        $ (305,255)           6.24%         $  502,179
Forward currency contracts sold                1.37             120,176           (1.85)           (149,005)
                                             ------        --------------        ------        --------------
Net unrealized (loss) gain on forward
  contracts                                   (2.12)%        $ (185,079)           4.39%         $  353,174
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Settlement Currency--Futures Contracts
  British pound                               (0.25)%        $  (21,497)           0.39%         $   31,543
  Australian dollar                           (1.01)            (88,203)           0.30              23,911
  Canadian dollar                             (0.01)             (1,001)           0.03               2,066
  Euro                                        (0.83)            (73,044)           1.65             132,468
  Japanese yen                                (0.09)             (7,508)           1.08              87,146
  U.S. dollar                                 (3.85)           (336,590)           2.26             181,839
                                             ------        --------------        ------        --------------
     Total                                    (6.04)%        $ (527,843)           5.71%         $  458,973
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Settlement Currency--Forward Contracts
     U.S. dollar                              (2.12)%        $ (185,079)           4.39%         $  353,174
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
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

                                       3

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Six months ended           Three months ended
                                                         June 30,                    June 30,
                                                 ------------------------    -------------------------
                                                    2003          2002          2003          2002
------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity transactions      $3,130,071    $  468,271    $  648,139    $   818,986
Change in net unrealized gain/loss on open
  commodity positions                            (1,525,069)      997,638      (475,260)     1,264,357
Interest from U.S. Treasury bills                    32,169        42,190        14,703         19,822
                                                 ----------    ----------    ----------    -----------
                                                  1,637,171     1,508,099       187,582      2,103,165
                                                 ----------    ----------    ----------    -----------

EXPENSES
Commissions                                         365,261       265,436       185,283        123,051
Management fees                                      93,956        68,371        46,582         34,036
Incentive fees                                       23,068            --            --             --
General and administrative                           34,726        34,305        17,407         16,243
                                                 ----------    ----------    ----------    -----------
                                                    517,011       368,112       249,272        173,330
                                                 ----------    ----------    ----------    -----------
Net income (loss)                                $1,120,160    $1,139,987    $  (61,690)   $ 1,929,835
                                                 ----------    ----------    ----------    -----------
                                                 ----------    ----------    ----------    -----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                 $1,108,931    $1,128,537    $  (61,076)   $ 1,910,461
                                                 ----------    ----------    ----------    -----------
                                                 ----------    ----------    ----------    -----------
General partner                                  $   11,229    $   11,450    $     (614)   $    19,374
                                                 ----------    ----------    ----------    -----------
                                                 ----------    ----------    ----------    -----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED
AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average limited
  and general partnership unit                   $    63.38    $    53.84    $    (3.53)   $     94.51
                                                 ----------    ----------    ----------    -----------
                                                 ----------    ----------    ----------    -----------
Weighted average number of
  limited and general partnership units
  outstanding                                        17,673        21,175        17,483         20,420
                                                 ----------    ----------    ----------    -----------
                                                 ----------    ----------    ----------    -----------
------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                 LIMITED       GENERAL
                                                     UNITS       PARTNERS      PARTNER       TOTAL
-----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 2002                 17,863     $7,963,619     $80,609     $8,044,228
Net income                                                       1,108,931     11,229       1,120,160
Redemptions                                            (819)      (417,334)    (4,121)       (421,455)
                                                     ------     ----------     -------     ----------
Partners' capital--June 30, 2003                     17,044     $8,655,216     $87,717     $8,742,933
                                                     ------     ----------     -------     ----------
                                                     ------     ----------     -------     ----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                                       4

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2003
                                  (Unaudited)
A. General

   These financial statements have been prepared without audit. In the opinion of Seaport Futures Management, Inc. (the 'General Partner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Prudential-Bache Diversified Futures Fund L.P. (the 'Partnership') as of June 30, 2003 and December 31, 2002 and the results of its operations for the six and three months ended June 30, 2003 and 2002. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   In February 2003, Prudential Financial, Inc. ('Prudential') and Wachovia Corp. ('Wachovia') announced an agreement to combine each company's respective retail securities brokerage and clearing operations within a new firm, which will be headquartered in Richmond, Virginia. Under the agreement, Prudential will have a 38% ownership interest in the new firm and Wachovia will own 62%. The transaction, which includes the securities brokerage, securities clearing, and debt capital markets operations of Prudential Securities Incorporated ('PSI'), but does not include the equity sales, trading and research operations or commodity brokerage and derivative operations of PSI (which were renamed Prudential Equity Group, Inc. upon closing), closed July 1, 2003. The Managing Owner, as well as the commodity broker, will continue to be indirect wholly owned subsidiaries of Prudential.

B. Related Parties

   The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications, printing and other administrative services. A portion of the general and administrative expenses of the Partnership for the six and three months ended June 30, 2003 and 2002 was borne by Prudential Equity Group, Inc. ('PEG'), an affiliate of the General Partner, and its affiliates.

   Costs and expenses charged to the Partnership for these services for the six and three months ended June 30, 2003 and 2002 were:

                             For the six months       For the three months
                               ended June 30,            ended June 30,
                            ---------------------     -----------------------
                               2003         2002         2003         2002
-----------------------------------------------------------------------------
Commissions                   $365,261     $265,436     $185,283     $123,051
General and administrative       4,350        4,225        2,175        2,112
                              --------     --------     --------     --------
                              $369,611     $269,661     $187,458     $125,163
                              --------     --------     --------     --------
                              --------     --------     --------     --------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses payable) as of June 30, 2003 and December 31, 2002 were $2,092 and $2,713, respectively.

   The Partnership's assets are maintained either in trading or cash accounts with PEG, the Partnership's commodity broker and an affiliate of the General Partner, for margin purposes.

   The Partnership, acting through its trading manager, may execute over-the-counter, spot, forward and/or option foreign exchange transactions with PEG. PEG then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. ('PBGM'). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PEG and the Partnership pursuant to a line of credit. PEG may require that collateral be posted against the marked-to-market positions of the Partnership.

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

Credit risk

   When entering into futures or forward contracts, the Partnership is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by the Partnership as PEG, the Partnership's commodity broker, is the sole counterparty. The Partnership has entered into a master netting agreement with PEG and, as a result, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty nonperformance of all of the Partnership's contracts is the net unrealized gain included in the statements of financial condition; however, counterparty non-performance on only certain of the partnership contracts may result in greater loss than non-performance on all of the Partnership contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Partnership.

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

   PEG, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not allowed to commingle such assets with other assets of PEG. At June 30, 2003, such segregated assets totalled $6,802,938. Part 30.7 of the CFTC regulations also requires PEG to secure assets of the Partnership related to foreign futures and options trading which totalled $2,420,532 at June 30, 2003. There are no segregation requirements for assets related to forward trading.

   As of June 30, 2003, all of the Partnership's open futures and forward contracts mature within one year.

D. Financial Highlights

                                                      Six Months Ended         Three Months Ended
                                                          June 30,                  June 30,
                                                    --------------------      --------------------
                                                     2003         2002         2003         2002
   -----------------------------------------------------------------------------------------------
   Performance per Unit
     Net asset value, beginning of period           $450.33      $331.94      $516.49      $295.92
                                                    -------      -------      -------      -------
     Net realized gain and change in net
        unrealized gain/loss on commodity
        transactions                                  90.06        73.86         9.89       102.02
     Interest from U.S. Treasury bills                 1.82         1.99         0.84         0.97
     Expenses                                        (29.25)      (17.36)      (14.26)       (8.48)
                                                    -------      -------      -------      -------
     Increase (decrease) for the period               62.63        58.49        (3.53)       94.51
                                                    -------      -------      -------      -------
     Net asset value, end of period                 $512.96      $390.43      $512.96      $390.43
                                                    -------      -------      -------      -------
                                                    -------      -------      -------      -------
   Total return                                       13.91%       17.62%       (0.68)%      31.94%
   Ratio to average net assets (annualized)
     Interest income                                   0.71%        1.24%        0.64%        1.20%
     Expenses, including 0.51% of incentive
        fees during the six months ended June
        30, 2003                                      11.35%       10.78%       10.85%       10.49%

   These financial highlights represent the overall results of the Partnership during the six and three month periods ended June 30, 2003 and 2002, respectively. An individual Partner's actual results may differ depending on the timing of redemptions.
                                       7

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

   At June 30, 2003, 100% of the Partnership's total net assets was allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 75% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Redemptions by limited partners were $417,334 and $223,650 for the six and three months ended June 30, 2003, respectively, and General Partner redemptions for the six and three months ended June 30, 2003, totalled $4,121 and $1,539, respectively. Redemptions recorded from commencement of operations (October 19, 1988) through June 30, 2003 totalled $51,721,508 and $1,126,760 for the limited partners and General Partner, respectively. Limited partners may redeem units as of the last business day of any calendar quarter at the then current net asset value per Unit. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Unit as of June 30, 2003 was $512.96, an increase of 13.91% from the December 31, 2002 net asset value per Unit of $450.33 and a decrease of 0.68% from the March 31, 2003 net asset value per Unit of $516.49. Past performance is not necessarily indicative of future results.

   The Partnership's trading gains before commissions were $1,605,000 and $173,000 during the six and three months ended June 30, 2003, respectively, compared to gains of $1,466,000 and $2,083,000 for the corresponding periods in the prior year. Due to the nature of the Partnership's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Partnership's current quarter trading results is presented below.

Quarterly Market Overview

   In the U.S., the beginning of the second quarter of 2003 saw few signs of relief from a sluggish economy with a growth rate of 2.4 percent. Nominal GDP continued to trend downward in hand with falling consumer and producer prices and interest rates. Concerns about the slump in American telecom and internet industries, accounting fraud and the largest budget deficit the U.S. has ever faced have hampered investments in the U.S. Despite resolution to the war in Iraq, consumer and business confidence remained tepid. Companies desiring to improve profits remained unwilling to make big capital spending commitments or increase their workforces and inventories. Orders to U.S. factories for big-ticket items and production figures fell in April. In June, the unemployment rate jumped to a nine-year high of 6.4 percent. Payroll slashes in manufacturing and information industries generated the greatest job losses. As companies attempted to do more with leaner workforces, overall productivity rose and provided support for household income. The rise in income, combined with low interest rates, reduced taxes, and availability of substantial home equity spurred gains in consumer spending and increased sales of new homes. Toward the end of the quarter, manufacturing rose slightly, but still indicated that the sector shrank for the fourth straight month. Meanwhile, new orders for durable goods, machinery, automobiles, electrical equipment, home supplies and computers increased, reversing previous downward trends.

   Global economies remained weak in the second quarter of 2003 and were further hampered by the decline of the U.S. dollar which made overseas goods more expensive, thus, curtailing demand. In May, Germany, Italy and the Netherlands reported an unexpected contraction in their economies during the first three months of the year with Germany and Netherlands experiencing a second quarter of negative growth. The European Union stated that overall economic growth had stalled and consequently, applied pressure on the central banks to ease interest rates. Business investment dropped sharply while domestic demand remained bleak. The Japanese economy continued to stumble as other Asian economies began to recover from the effects of the SARS outbreak. Furthermore, fears of deflation loomed over already troubled global economies.

   Indices: Despite economic data indicating the worst is not yet over, global equity markets surged in the second quarter of 2003. Spurred by the easing of geopolitical tensions, massive short covering, excess liquidity, some positive first quarter earnings reports, and optimism that economic recovery is near, investors flocked toward equities. A rally in Japanese stocks was fueled primarily by foreign mutual funds, hedge funds and other non-Japanese institutional investors who invested more than ten times as much as local investors in June. The Japanese Nikkei, London FTSE, Dow Jones Industrial Average, NASDAQ and S&P 500 all ended the quarter higher.

   Interest rates: Fixed income markets in May witnessed a drop in interest rates of developed countries due to the U.S. Federal Reserve (the 'Fed') deflation talk as well as institutions and hedge funds borrowing to purchase longer maturities, possible Fed purchases of longer maturities, hedging by mortgage investors as rates fell, and central banks buying dollars and investing in Treasuries. The decline in interest rates led to gains in German, Japanese, U.S. Treasury and Eurodollar bond prices. In June, the market reacted with disappointment to the Fed's quarter-point cut in short-term interest rates and as a result, intermediate and long-term rates rose. Investors in Japan moved capital into the equity markets at the expense of U.S. Treasury and Japanese bonds. Concern about deteriorating public finances in most large economies and a renewed interest in equities in hopes of an economic recovery resulted in falling bond prices through the quarter and the subsequent rising of long-term rates.

   Currencies: In the foreign exchange markets, the U.S. dollar moved sharply lower against most major currencies during the quarter. Investors shifted their focus from the war in Iraq to concerns about U.S. economic health with its widening current account deficit and lower relative interest rate resulting in the dollar's three-year low against the Canadian and Australian dollar and four-year low against the Euro. The reversal of the U.S.'s strong dollar policy by Treasury Secretary Snow led to a further sell off of the greenback leading to a 4.5-year low against the Swiss franc.

   Energies: Energy price declines began in March and continued as the war in Iraq became inevitable. Because supplies were secured and unthreatened by the war, the prices of crude oil, unleaded gasoline and

London gas oil were down in April of 2003. Natural gas prices were largely unaffected by events in the Middle East, Nigeria and Venezuela. In order to stave off the declining prices and correct an oversupply as crude demand reached a seasonal low, OPEC members agreed to cut current output by seven percent in April. Toward the end of the quarter, energy prices, in general, were higher due to Nigeria's general worker's strike, low U.S. oil inventory levels and expectations of U.S. economic growth.

Quarterly Partnership Performance

   The following is a summary of performance for the major sectors in which the Partnership traded:

   Currencies (+): The U.S. dollar fell against many foreign currencies amid concerns of a weak U.S. economy. Long Australian dollar/U.S. dollar and euro/U.S. dollar cross-rate positions resulted in net gains.

   Interest rates (+): Weak global economies, fears of deflation and renewed interest in equities resulted in falling global bond prices. Short U.S. Treasury and European bond positions led to net gains.

   Indices (+): Long positions in the NASDAQ, Japanese Nikkei Dow and German DAX indices led to net gains as global equity markets rose throughout the quarter.

   Metals (-): The falling U.S. dollar spurred speculative buying and consumer interest resulting in rising gold prices. Short positions in gold resulted in net losses. Declines in manufacturing resulted in falling base metal prices. Positions in aluminum and copper resulted in net losses.

   Softs (-): The cocoa market saw increased production and price volatility throughout the quarter with long positions resulting in net losses. Higher global productions resulted in decreasing coffee prices and a net loss in long coffee positions.

   Energies (-): Nigeria's general worker's strike, low U.S. oil inventory levels and expectation of economic growth led to rising energy prices toward the end of the quarter. Positions in light crude oil and heating oil resulted in net losses.

   Grains (-): Corn and wheat prices continued to decline due to ideal weather conditions and a strong harvest resulting in net losses for long positions.

   Interest income is earned on the Partnership's investment in U.S. Treasury bills and varies monthly according to interest rates, as well as the effect of trading performance and redemptions on the level of interest-bearing funds. Interest income from U.S. Treasury bills decreased by $10,000 and $5,000 for the six and three months ended June 30, 2003 as compared to the corresponding period in 2002, respectively. These declines in interest income were principally due to lower interest rates during the six and three months ended June 30, 2003 versus the corresponding periods in 2002. These declines were partially offset by higher overall investment in U.S. Treasury bills primarily due to the effect of favorable trading performance during 2002 and the first half of 2003 on the monthly net asset values, which in turn was offset, in part, by the effect of redemptions on the monthly net asset values.

   Commissions paid to PEG are calculated on the Partnership's net asset value on the first day of each month and, therefore, vary monthly according to trading performance and redemptions. Commissions increased by $100,000 and $62,000 for the six and three months ended June 30, 2003 as compared to the corresponding periods in 2002, respectively. These increases were primarily due to the effect of favorable trading performance (offset, in part, by redemptions) during 2002 and the first half of 2003 on the monthly net asset values.

   All trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the 'Trading Manager'). Management fees are calculated on the Partnership's net asset value as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees increased by $26,000 and $13,000 for the six and three months ended June 30, 2003 as compared to the corresponding periods in 2002, respectively. These increases were primarily due to fluctuations in monthly net asset values as further discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the Trading Manager, as defined in the advisory agreement among the Partnership, the General Partner and the Trading Manager. Incentive fees incurred for the six months ended June 30, 2003 totalled $23,000. No incentive fees were incurred during the three months ended June 30, 2003 and the six months ended June 30, 2002.
                                       10

   General and administrative expenses include audit, tax and legal fees as well as printing and postage costs. General and administrative expenses for the six and three months ended June 30, 2003 were relatively comparable to the corresponding periods in 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

   As of the end of the period covered by this report, the General Partner carried out an evaluation, under the supervision and with the participation of the officers of the General Partner, including the General Partner's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the General Partner's chief executive officer and chief financial officer concluded that the Partnership's disclosure controls and procedures are effective.
                                       11

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the General Partner.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--Effective May 2003, Ronald J. Ivans was elected by the Board of Directors of Prudential Securities Futures Management, Inc. as Chief Financial Officer and Treasurer replacing Steven Weinreb.

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

             4.3 Request for Redemption (incorporated by reference to
                 Exhibit 4.3 to the Registrant's Registration
                 Statement on Form S-1, File No. 33-22100)

          31.1-- Certification pursuant to Exchange Act Rules
                 13a-14 and 15d-14 (filed herewith)

          31.2-- Certification pursuant to Exchange Act
                 Rules 13a-14 and 15d-14 (filed herewith)

          32.1-- Certification pursuant to 18
                 U.S.C. Section 1350 as adopted
                 pursuant to Section 906 of the
                 SARBANES-OXLEY Act of 2002
                 (furnished herewith)

          32.2-- Certification pursuant to 18
                 U.S.C. Section 1350 as
                 adopted pursuant to Section
                 906 of the SARBANES-OXLEY Act
                 of 2002 (furnished herewith)

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

PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

    By: /s/ Ronald J. Ivans                      Date: August 14, 2003
    ----------------------------------------
    Ronald J. Ivans
    Chief Financial Officer
                                       13