Form 10-Q
period 2003-09-30
PRUDENTIAL BACHE DIVERSIFIED FUTURES FUND L P
filed 2003-11-14
CIK 833225

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter ended September 30, 2003

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-17592

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                                  13-3464456
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
or organization)                                No.)

One New York Plaza, 13th Floor, New York, New York          10292
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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          2003              2002
----------------------------------------------------------------------------------------------------
ASSETS
Cash in commodity trading accounts                                     $ 1,402,050       $  758,710
U.S. Treasury bills, at amortized cost (pledged at broker)               6,552,850        6,820,712
Net unrealized (loss) gain on open futures contracts                       (61,099)         458,973
Net unrealized gain on open forward contracts                              361,829          353,174
                                                                      -------------     ------------
Total assets                                                           $ 8,255,630       $8,391,569
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accrued expenses payable                                               $    43,916       $   57,849
Redemptions payable                                                         22,126          275,602
Management fees payable                                                     13,686           13,890
                                                                      -------------     ------------
Total liabilities                                                           79,728          347,341
                                                                      -------------     ------------
Commitments
Partners' capital
Limited partners (16,828 and 17,684 units outstanding)                   8,094,133        7,963,619
General partner (170 and 179 units outstanding)                             81,769           80,609
                                                                      -------------     ------------
Total partners' capital                                                  8,175,902        8,044,228
                                                                      -------------     ------------
Total liabilities and partners' capital                                $ 8,255,630       $8,391,569
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general partnership unit ('Units')     $    480.99       $   450.33
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
         The accompanying notes are an integral part of these statements.

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                       CONDENSED SCHEDULES OF INVESTMENTS
                                  (Unaudited)

                                                September 30, 2003                  December 31, 2002
                                         --------------------------------    --------------------------------
                                           Amortized Cost                      Amortized Cost
                                             as a % of         Amortized         as a % of         Amortized
Investments in U.S. Treasury Bills       Partners' Capital        Cost       Partners' Capital        Cost
-------------------------------------------------------------------------------------------------------------
U.S. Treasury bills--face amounts of
  $6,553,000 and $6,821,000 and
  maturities of October 2, 2003 and
  January 2, 2003, respectively                  80.1%         $6,552,850            84.8%         $6,820,712
                                               ------          ----------          ------          ----------
                                               ------          ----------          ------          ----------

                                                September 30, 2003                  December 31, 2002
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures and Forward Contracts            Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Stock Indices                                              $ (100,333)                         $  (27,811)
  Interest rates                                                121,467                             329,185
  Commodities                                                    79,430                             156,011
                                                           --------------                      --------------
     Net unrealized gain on futures
     contracts purchased                       1.23%            100,564            5.69%            457,385
                                                           --------------                      --------------
Futures contracts sold:
  Stock Indices                                                   7,612                              20,120
  Interest rates                                               (111,998)                            (44,312)
  Commodities                                                   (57,277)                             25,780
                                                           --------------                      --------------
     Net unrealized (loss) gain on
     futures contracts sold                   (1.98)           (161,663)           0.02               1,588
                                            -------        --------------        ------        --------------
     Net unrealized (loss) gain on
     futures contracts                        (0.75)%        $  (61,099)           5.71%         $  458,973
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------

Forward currency contracts purchased:
  Japanese Yen/U.S. dollar cross-rates         6.44%         $  526,135            0.88%         $   71,052
  Other                                        4.37             357,911            5.36             431,127
                                            -------        --------------        ------        --------------
  Net unrealized gain on forward
  contracts purchased                         10.81             884,046            6.24             502,179
                                            -------        --------------        ------        --------------

Forward currency contracts sold:
  Net unrealized loss on forward
  contracts sold                              (6.39)           (522,217)          (1.85)           (149,005)
                                            -------        --------------        ------        --------------
Net unrealized gain on forward
  contracts                                    4.42%         $  361,829            4.39%         $  353,174
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------
Settlement Currency--Futures Contracts
  British pound                               (0.16)%        $  (12,949)           0.39%         $   31,543
  Australian dollar                           (0.07)             (5,552)           0.30              23,911
  Canadian dollar                              0.01               1,110            0.03               2,066
  Euro                                         0.36              29,697            1.65             132,468
  Japanese yen                                (2.09)           (171,607)           1.08              87,146
  U.S. dollar                                  1.20              98,202            2.26             181,839
                                            -------        --------------        ------        --------------
     Total                                    (0.75)%        $  (61,099)           5.71%         $  458,973
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------
Settlement Currency--Forward Contracts
     U.S. dollar                               4.42%         $  361,829            4.39%         $  353,174
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------
-------------------------------------------------------------------------------------------------------------
        The accompanying notes are an integral part of these statements.

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Nine months ended            Three months ended
                                                      September 30,                September 30,
                                                 ------------------------    --------------------------
                                                    2003          2002          2003           2002
-------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                                   $1,786,144    $3,226,383    $(1,343,927)   $ 2,758,112
Change in net unrealized gain/loss on open
  commodity positions                              (511,417)      569,715      1,013,652       (427,923)
Interest from U.S. Treasury bills                    49,080        66,415         16,911         24,225
                                                 ----------    ----------    -----------    -----------
                                                  1,323,807     3,862,513       (313,364)     2,354,414
                                                 ----------    ----------    -----------    -----------

EXPENSES
Commissions                                         539,987       430,580        174,726        165,144
Management fees                                     136,819       113,278         42,863         44,907
Incentive fees                                       23,068            --             --             --
General and administrative                           48,678        50,832         13,952         16,527
                                                 ----------    ----------    -----------    -----------
                                                    748,552       594,690        231,541        226,578
                                                 ----------    ----------    -----------    -----------
Net income (loss)                                $  575,255    $3,267,823    $  (544,905)   $ 2,127,836
                                                 ----------    ----------    -----------    -----------
                                                 ----------    ----------    -----------    -----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                 $  569,493    $3,235,054    $  (539,438)   $ 2,106,517
                                                 ----------    ----------    -----------    -----------
                                                 ----------    ----------    -----------    -----------
General partner                                  $    5,762    $   32,769    $    (5,467)   $    21,319
                                                 ----------    ----------    -----------    -----------
                                                 ----------    ----------    -----------    -----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED
AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average limited
  and general partnership unit                   $    32.94    $   159.12    $    (31.97)   $    110.46
                                                 ----------    ----------    -----------    -----------
                                                 ----------    ----------    -----------    -----------
Weighted average number of
  limited and general partnership units
  outstanding                                        17,463        20,537         17,044         19,263
                                                 ----------    ----------    -----------    -----------
                                                 ----------    ----------    -----------    -----------
-------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                 LIMITED       GENERAL
                                                     UNITS       PARTNERS      PARTNER       TOTAL
-----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 2002                 17,863     $7,963,619     $80,609     $8,044,228
Net income                                                         569,493      5,762         575,255
Redemptions                                            (865)      (438,979)    (4,602 )      (443,581)
                                                     ------     ----------     -------     ----------
Partners' capital--September 30, 2003                16,998     $8,094,133     $81,769     $8,175,902
                                                     ------     ----------     -------     ----------
                                                     ------     ----------     -------     ----------
-----------------------------------------------------------------------------------------------------
       The accompanying notes are an integral part of these statements.

                 PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Seaport Futures Management, Inc. (the 'General Partner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Prudential-Bache Diversified Futures Fund L.P. (the 'Partnership') as of September 30, 2003 and December 31, 2002 and the results of its operations for the nine and three months ended September 30, 2003 and 2002. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   In February 2003, Prudential Financial, Inc. ('Prudential') and Wachovia Corp. ('Wachovia') announced an agreement to combine their separate retail securities brokerage and clearing businesses under a new holding company named Wachovia/Prudential Financial Advisors, LLC ('WPFA'), to be owned 62% by Wachovia and 38% by Prudential. The transaction closed July 1, 2003. As a result, the retail brokerage operations of Prudential Securities Incorporated ('PSI') were contributed to Wachovia Securities, LLC ('Wachovia Securities'). Wachovia Securities is wholly-owned by WPFA and is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. ('NASD') and all major securities exchanges. Effective July 1, 2003, PSI changed its name to Prudential Equity Group, Inc. ('PEG'). PEG remains an indirectly wholly-owned subsidiary of Prudential and is a registered broker-dealer and a member of the NASD and all major securities exchanges. PEG continues to conduct the equity research, domestic and international equity sales and trading operations, and commodity brokerage and derivative operations it previously conducted as PSI. The General Partner also remains an indirectly wholly-owned subsidiary of Prudential.

   Certain balances from the prior period have been reclassified to conform with the current financial statement presentation.

B. Related Parties

   The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications, printing and other administrative services. A portion of the general and administrative expenses of the Partnership for the nine and three months ended September 30, 2003 and 2002 was borne by PEG, an affiliate of the General Partner, and its affiliates.

   Costs and expenses charged to the Partnership for these services for the nine and three months ended September 30, 2003 and 2002 were:

                                               For the nine months      For the three months
                                               ended September 30,       ended September 30,
                                              ---------------------     ---------------------
                                                2003         2002         2003         2002
        -------------------------------------------------------------------------------------
        Commissions                           $539,987     $430,580     $174,726     $165,144
        General and administrative               5,786        6,412        1,436        2,187
                                              --------     --------     --------     --------
                                              $545,773     $436,992     $176,162     $167,331
                                              --------     --------     --------     --------
                                              --------     --------     --------     --------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses payable) as of September 30, 2003 and December 31, 2002 were $1,916 and $2,713, respectively.

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

   PEG, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not allowed to commingle such assets with other assets of PEG. At September 30, 2003, such segregated assets totalled $6,403,174. Part
30.7 of the CFTC regulations also requires PEG to secure assets of the Partnership related to foreign futures and options trading which totalled $1,490,627 at September 30, 2003. There are no segregation requirements for assets related to forward trading.

   As of September 30, 2003, all of the Partnership's open futures and forward contracts mature within one year.

D. Financial Highlights

                                                     Nine Months Ended         Three Months Ended
                                                       September 30,             September 30,
                                                    --------------------      --------------------
                                                     2003         2002         2003         2002
   -----------------------------------------------------------------------------------------------
   Performance per Unit
     Net asset value, beginning of period           $450.33      $331.94      $512.96      $390.43
                                                    -------      -------      -------      -------
     Net realized gain (loss) and change in net
        unrealized gain/loss on commodity
        transactions                                  70.68       194.82       (19.38)      120.96
     Interest from U.S. Treasury bills                 2.81         3.25         0.99         1.26
     Expenses                                        (42.83)      (29.12)      (13.58)      (11.76)
                                                    -------      -------      -------      -------
     Increase (decrease) for the period               30.66       168.95       (31.97)      110.46
                                                    -------      -------      -------      -------
     Net asset value, end of period                 $480.99      $500.89      $480.99      $500.89
                                                    -------      -------      -------      -------
                                                    -------      -------      -------      -------
   Total return                                        6.81%       50.90%       (6.23)%      28.29%
   Ratio to average net assets (annualized)
     Interest income                                   0.73%        1.19%        0.79%        1.13%
     Expenses, including 0.34% of incentive
        fees during the nine months ended
        September 30, 2003                            11.19%       10.68%       10.77%       10.53%

   These financial highlights represent the overall results of the Partnership during the nine and three month periods ended September 30, 2003 and 2002, respectively. An individual Partner's actual results may differ depending on the timing of redemptions.

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

   At September 30, 2003, 100% of the Partnership's total net assets was allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 80% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

   Redemptions by limited partners were $438,979 and $21,645 for the nine and three months ended September 30, 2003, respectively, and General Partner redemptions for the nine and three months ended September 30, 2003, totalled $4,602 and $481, respectively. Redemptions recorded from commencement of operations (October 19, 1988) through September 30, 2003 totalled $51,743,153 and $1,127,241 for the limited partners and General Partner, respectively. Limited partners may redeem units as of the last business day of any calendar quarter at the then current net asset value per Unit. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   The Partnership does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Unit as of September 30, 2003 was $480.99, an increase of 6.81% from the December 31, 2002 net asset value per Unit of $450.33 and a decrease of 6.23% from the June 30, 2003 net asset value per Unit of $512.96. Past performance is not necessarily indicative of future results.

   The Partnership's trading gains (losses) before commissions were $1,275,000 and $(330,000) during the nine and three months ended September 30, 2003, respectively, compared to gains of $3,796,000 and

$2,330,000 for the corresponding periods in the prior year. Due to the nature of the Partnership's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Partnership's current quarter trading results is presented below.

Quarterly Market Overview

   In the U.S., the third quarter of 2003 was marked by an economic growth rate of 7.2 percent--the fastest rate since 1984--which was boosted by strong consumer and business spending. Leading indicators rose throughout July and August, but fell 0.2 percent in September, the first decline in four months. Manufacturing and industrial production grew throughout the quarter, although at a slower pace, as new orders and production gradually strengthened. Child tax credit checks arrived in July and August in time for the crucial back-to-school retail sales period boosting disposable income to its biggest gain in a year. Consumer spending, which makes up two-thirds of the economy, rose throughout most of the quarter as retail sales increased 1.4 percent in July--the largest increase in four months--and 0.6 percent in August, but cooled in September. Housing, automobile and durable goods markets aided by incentives and low-interest rates continued at a high clip. However, consumer confidence was mixed in July and declined in September to the lowest level since the war in Iraq as a result of higher gas prices and continued job losses. Despite a slowdown in layoffs, hiring has not picked up as companies continued to focus on becoming more efficient. The U.S. economy lost 49,000 jobs in July and a record 93,000 jobs in August. The majority of job losses occurred in the manufacturing sector, which experienced its 38th consecutive monthly drop in employment in September. Non-farm payrolls, mostly in the private sector, rose for the first time in eight months in September. Watching over the weak labor market, the U.S. Federal Reserve maintained the target for the federal funds rate at one percent, a 45-year low, at both its August and September meetings.

   The global economy experienced mixed growth in the third quarter. Widening deficits, rising unemployment, declining business and consumer confidence and sluggish economic growth continued to dog the 12-nation euro zone. The European Central Bank left rates untouched at the end of September. The outlook was rosier in Japan as capital spending spurred a recovery from its third recession in a decade. Unemployment reached its lowest level since mid-2001, and although Japanese consumer spending remained flat, business investments have gradually grown.

   Indices: The three major U.S. market gauges (Dow Jones Industrial Average, S&P 500 and NASDAQ) boasted a second quarter of gains after three years of declines, even though they finished lower in September. Stronger corporate earnings, growth in capital and consumer spending and a third consecutive month of manufacturing growth boosted stock prices. Toward the end of September, the Dow Jones Industrial Average, S&P 500 and NASDAQ declined based on weak economic data and a rush by investors to lock in third quarter gains. Japanese stocks experienced their biggest sell-off in two years as a result of the pullback in U.S. equities and the U.S. dollar's 33-month low against the yen. Investors were concerned about poor consumer confidence figures, weak third-quarter earnings results, high stock valuations, sketchy corporate governance, persistent job market weakness, escalating conflict in the Middle East, and a production cut by OPEC. Nonetheless, the Japanese Nikkei reached a 15-month high in mid-September with an overall gain of 12.5 percent. Most Asian markets reported robust returns with European markets edging upwards throughout the quarter resulting in two consecutive quarters of gains for global stock markets.

   Interest Rates: Volatility marked the performance of U.S. Treasuries, as prices fell 1.9 percent with yields rising to 3.9 percent in the third quarter. The majority of damage occurred in July as U.S. Treasuries posted their worst monthly return in more than two decades when investors shifted their allocations from bonds to stocks on the basis of stronger economic data. Prices rebounded in August, but dipped again in mid-September as a result of profit taking ahead of economic data reports. U.S. Treasury prices jumped at the end of September on the back of soft consumer confidence figures, depressed job market reports, slower manufacturing activity reports, and a weaker dollar. As a result of improved world growth, global bond yields began low at the beginning of the quarter and rose in every major developed bond market with Japanese bonds experiencing the greatest rise in yields.

   Currencies: In the foreign exchange markets, the U.S. dollar remained weak and fell at the end of September when the Group of 7 and the U.S. Treasury Secretary John Snow called for more exchange rate flexibility and further supported a weak dollar policy. The dollar declined to a 33-month low against the Japanese yen reversing only after intervention by the Bank of Japan. News of the intervention forced

European currencies lower. However, the Euro ended the quarter at its highest level against the dollar since mid-June.

   Energies: To hedge against inflation, investors began buying oil in August. Unexpected growth in U.S. inventories drove oil prices lower, reaching four-month lows. Oil prices spiked in September as OPEC announced an output reduction of 3.5 percent ahead of peak winter demand to stem the decline in prices. Prices stabilized slightly when investors realized supplies appeared to be sufficient but ended the quarter at the highest level in three weeks.

Quarterly Partnership Performance

   The following is a summary of performance for the major sectors in which the Partnership traded:

   Currencies (-): The U.S. dollar fell at the end of September against many foreign currencies. Short British pound/U.S. dollar, Aussie dollar/U.S. dollar and euro/U.S. dollar cross-rate positions resulted in net losses for the Partnership.

   Softs (-): High volatility in the softs markets led to net losses in long cotton, sugar and coffee positions.

   Interest Rates (-): As a result of improved world growth, global bond prices declined in every major developed bond market. Long European and British bond positions resulted in net losses.

   Energies (-): OPEC's announcement to cut production caused a significant rally in energy prices. Short light crude, crude oil and heating oil positions led to net losses.

   Grains (-): Short corn and soybean oil positions resulted in net losses as drought conditions drove prices upward.

   Indices (+): Long Japanese Nikkei Dow, NASDAQ and German DAX index positions resulted in net gains as U.S. and major global stock markets rose for the second consecutive quarter.

   Metals (+): Speculation that manufacturers will boost metal purchases increased base metal prices and led to net gains in long nickel and copper positions.

   Interest income is earned on the Partnership's investment in U.S. Treasury bills and varies monthly according to interest rates, as well as the effect of trading performance and redemptions on the level of interest-bearing funds. Interest income from U.S. Treasury bills decreased by $17,000 and $7,000 for the nine and three months ended September 30, 2003 as compared to the corresponding period in 2002, respectively. These declines in interest income were principally due to lower interest rates during the nine and three months ended September 30, 2003 versus the corresponding periods in 2002. These declines were partially offset by higher overall investment in U.S. Treasury bills primarily due to the effect of favorable trading performance during 2002 and the first half of 2003 on the monthly net asset values, which in turn was offset, in part, by the effect of redemptions on the monthly net asset values.

   Commissions paid to PEG are calculated on the Partnership's net asset value on the first day of each month and, therefore, vary monthly according to trading performance and redemptions. Commissions increased by $109,000 and $10,000 for the nine and three months ended September 30, 2003 as compared to the corresponding periods in 2002, respectively. These increases were primarily due to the effect of favorable trading performance (offset, in part, by redemptions) during 2002 and the first half of 2003 on the monthly net asset values.

   All trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the 'Trading Manager'). Management fees are calculated on the Partnership's net asset value as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees increased by $24,000 for the nine months ended September 30, 2003 as compared to the corresponding period in 2002 and decreased by $2,000 for the three months ended September 30, 2003 as compared to the corresponding period in 2002. The increase was primarily due to fluctuations in monthly net asset values as further discussed above and the decrease was primarily due to the effect of unfavorable trading performance during the three months ended September 30, 2003 on the monthly net asset values.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the Trading Manager, as defined in the advisory agreement among the Partnership, the General Partner and the Trading Manager. Incentive fees incurred for the nine months ended September 30, 2003 totalled $23,000. No incentive fees were incurred during the three months ended September 30, 2003 and the nine months ended September 30, 2002.

   General and administrative expenses include audit, tax and legal fees as well as printing and postage costs. General and administrative expenses for the nine and three months ended September 30, 2003 were relatively comparable to the corresponding periods in 2002.

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

   There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

             4.3 Request for Redemption (incorporated by reference to
                 Exhibit 4.3 to the Registrant's Registration
                 Statement on Form S-1, File No. 33-22100)

            31.1--Certification pursuant to Exchange Act Rules 13a-14
                  and 15d-14 (filed herewith)

            31.2--Certification pursuant to Exchange Act Rules 13a-14
                  and 15d-14 (filed herewith)

            32.1--Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

            32.2--Certification pursuant to 18 U.S.C. Section 1350 as
                  adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

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

PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Ronald J. Ivans                      Date: November 14, 2003
     ----------------------------------------
     Ronald J. Ivans
     Chief Financial Officer