Form 10-Q
period 2004-03-31
PRUDENTIAL BACHE DIVERSIFIED FUTURES FUND L P
filed 2004-05-17
CIK 833225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                     to

Commission file number: 0-17592

PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.

(Exact name of Registrant as specified in its charter)

Delaware	13-3464456

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One New York Plaza, 13th Floor, New York, New York	10292

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 778-1000

N/A

Former name, former address and former fiscal year, if changed since last report.

Indicate by check Ö whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  Ö  No

Indicate by check Ö whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes       No  Ö

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.

(a limited partnership)

STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2004	December 31, 2003

ASSETS

Cash in commodity trading accounts	$2,107,730	$1,588,724

U.S. Treasury bills, at amortized cost (pledged at broker)	6,501,914	6,236,959

Net unrealized gain on open futures contracts	518,345	191,283

Net unrealized gain on open forward contracts	—	378,066

Total assets	$9,127,989	$8,395,032

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities

Net unrealized loss on open forward contracts	$521,126	$—

Redemptions payable	221,986	219,583

Accrued expenses payable	28,751	49,688

Management fees payable	14,297	13,909

Total liabilities	786,160	283,180

Commitments

Partners’ capital

Limited partners (15,959 and 16,384 units outstanding)	8,258,002	8,030,488

General partner (162 and 166 units outstanding)	83,827	81,364

Total partners’ capital	8,341,829	8,111,852

Total liabilities and partners’ capital	$9,127,989	$8,395,032

Net asset value per limited and general partnership unit (“Units”)	$517.45	$490.14

The accompanying notes are an integral part of these statements.

PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.

(a limited partnership)

CONDENSED SCHEDULES OF INVESTMENTS

(Unaudited)

	March 31, 2004		December 31, 2003
Investments in U.S. Treasury Bills	Amortized Cost as a % of Partners’ Capital	Amortized Cost	Amortized Cost as a % of Partners’ Capital	Amortized Cost

U.S. Treasury bills—face amounts of $6,503,000 and $6,238,000 and maturities of April 8, 2004 and January 8, 2004, respectively	77.9%	$6,501,914	76.9%	$6,236,959

	March 31, 2004		December 31, 2003
Futures and Forward Contracts	Net Unrealized Gain (Loss) as a % of Partners’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Partners’ Capital	Net Unrealized Gain (Loss)

Futures contracts purchased:

Stock indices		$55,536		$64,578

Interest rates		249,311		(3,785)

Commodities		266,974		247,719

Net unrealized gain on futures contracts purchased	6.85%	571,821	3.80%	308,512

Futures contracts sold:

Stock indices		(35,875)		(91,870)

Interest rates		(15,520)		(7,494)

Commodities		(2,081)		(17,865)

Net unrealized loss on futures contracts sold	(0.64)	(53,476)	(1.44)	(117,229)

Net unrealized gain on futures contracts	6.21%	$518,345	2.36%	$191,283

Forward currency contracts purchased:

Net unrealized gain on forward contracts purchased	4.20%	$350,310	4.81%	$390,111

Forward currency contracts sold:

Japanese yen/U.S. dollar cross rates	(7.96)	(664,139)	(0.15)	(12,045)

Other	(2.49)	(207,297)	—	—

Net unrealized loss on forward contracts sold	(10.45)	(871,436)	(0.15)	(12,045)

Net unrealized gain (loss) on forward contracts	(6.25)%	$(521,126)	4.66%	$378,066

Settlement Currency—Futures Contracts

Australian dollar	(0.02)%	$(1,378)	(0.09)%	$(7,494)

British pound	(0.29)	(24,110)	(0.01)	(536)

Canadian dollar	(0.01)	(801)	0.04	3,475

Euro	2.02	168,674	0.53	42,808

Japanese yen	0.05	3,995	(1.22)	(98,851)

U.S. dollar	4.46	371,965	3.11	251,881

Total	6.21%	$518,345	2.36%	$191,283

Settlement Currency—Forward Contracts

U.S. dollar	(6.25)%	$(521,126)	4.66%	$378,066

The accompanying notes are an integral part of these statements.

PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.

(a limited partnership)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2004	2003

REVENUES

Net realized gain on commodity transactions	$1,242,067	$2,481,932

Change in net unrealized gain/loss on open commodity positions	(572,130)	(1,049,809)

Interest from U.S. Treasury bills	14,087	17,466

	684,024	1,449,589

EXPENSES

Commissions	170,386	179,978

Management fees	43,618	47,374

Incentive fees	—	23,068

General and administrative	18,057	17,319

	232,061	267,739

Net income	$451,963	$1,181,850

ALLOCATION OF NET INCOME

Limited partners	$447,430	$1,170,007

General partner	$4,533	$11,843

NET INCOME PER WEIGHTED AVERAGE LIMITED AND GENERAL PARTNERSHIP UNIT

Net income per weighted average limited and general partnership unit	$27.31	$66.16

Weighted average number of limited and general partnership units outstanding	16,550	17,863

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	UNITS	LIMITED PARTNERS	GENERAL PARTNER	TOTAL

Partners’ capital—December 31, 2003	16,550	$8,030,488	$81,364	$8,111,852

Net income		447,430	4,533	451,963

Redemptions	(429)	(219,916)	(2,070)	(221,986)

Partners’ capital—March 31, 2004	16,121	$8,258,002	$83,827	$8,341,829

The accompanying notes are an integral part of these statements.

PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.

(a limited partnership)

NOTES TO FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

A. General

These financial statements have been prepared without audit. In the opinion of Seaport Futures Management, Inc. (the “General Partner”), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Prudential-Bache Diversified Futures Fund L.P. (the “Partnership”) as of March 31, 2004 and December 31, 2003 and the results of its operations for the three months ended March 31, 2004 and 2003. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

On July 1, 2003, Prudential Financial, Inc. (“Prudential”) and Wachovia Corp. (“Wachovia”) combined their separate retail securities brokerage and clearing businesses under a new holding company named Wachovia/Prudential Financial Advisors, LLC (“WPFA”), owned 62% by Wachovia and 38% by Prudential. As a result, the retail brokerage operations of Prudential Securities Incorporated (“PSI”) were contributed to Wachovia Securities, LLC (“Wachovia Securities”). Wachovia Securities is wholly-owned by WPFA and is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. (“NASD”) and all major securities exchanges. The Partnership and its General Partner entered into a service agreement with Wachovia Securities, effective July 1, 2003. Pursuant to this agreement, Wachovia Securities agrees to provide certain enumerated services to accounts of the limited interest owners carried at Wachovia. Effective July 1, 2003, PSI changed its name to Prudential Equity Group, Inc. Effective February 2, 2004, Prudential Equity Group, Inc. was converted to a limited liability company named Prudential Equity Group, LLC (“PEG”). PEG remains an indirectly wholly-owned subsidiary of Prudential. PEG was a registered broker-dealer and a member of the NASD and all major securities exchanges and conducted the equity research, domestic and international equity sales and trading operations, and commodity brokerage and derivative operations it had previously conducted as PSI until December 31, 2003. As part of the process of reorganizing its business structure, Prudential Securities Group Inc. (“PSG”), the direct parent of PEG and a wholly-owned subsidiary of Prudential, transferred the commodity brokerage, commodity clearing and derivative operations previously performed by PEG to another PSG indirect wholly-owned subsidiary, Prudential Financial Derivatives, LLC (“PFD”) effective January 1, 2004. PFD is registered as a futures commission merchant under the Commodity Exchange Act and is a member of the National Futures Association.

B. Related Parties

The General Partner is an affiliate of PEG and an indirect wholly-owned subsidiary of Prudential. The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications, printing and other administrative services. A portion of the general and administrative expenses of the Partnership for the three months ended March 31, 2004 and 2003 was borne by PFD, an affiliate of the General Partner, and its affiliates.

Costs and expenses charged to the Partnership for these services for the three months ended March 31, 2004 and 2003 were:

	For the three months ended March 31,
	2004	2003

Commissions	$170,386	$179,978

General and administrative	165	2,175

	$170,551	$182,153

Expenses payable to the General Partner and its affiliates (which are included in accrued expenses payable) as of March 31, 2004 and December 31, 2003 were $628 and $4,257, respectively.

The Partnership’s assets are maintained either in trading or cash accounts with PFD, the Partnership’s commodity broker, for margin purposes.

The Partnership, acting through its trading manager, may execute over-the-counter, spot, forward and/or option foreign exchange transactions with PFD. PFD then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. (“PBGM”). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PFD and PBGM pursuant to a line of credit. PFD may require that collateral be posted against the marked-to-market positions of the Partnership.

C. Derivative Instruments and Associated Risks

The Partnership is exposed to various types of risk associated with the derivative instruments and related markets in which it invests. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of the Partnership’s investment activities (credit risk).

Market risk

Trading in futures and forward contracts (including foreign exchange) involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of the Partnership’s net assets being traded, significantly exceeds the Partnership’s future cash requirements since the Partnership intends to close out its open positions prior to settlement. As a result, the Partnership is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Partnership considers the “fair value” of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with the Partnership’s commitments to purchase commodities is limited to the gross or face amount of the contracts held. However, when the Partnership enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Partnership to unlimited risk.

Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Partnership holds and the liquidity and inherent volatility of the markets in which the Partnership trades.

Credit risk

When entering into futures or forward contracts, the Partnership is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by the Partnership as PFD, the Partnership’s commodity broker, is the sole counterparty. The Partnership has entered into a master netting agreement with PFD and, as a result, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty nonperformance of all of the Partnership’s contracts is the net unrealized gain included in the statements of financial condition; however, counterparty nonperformance on only certain of the partnership contracts may result in greater loss than nonperformance on all of the Partnership contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Partnership.

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

PFD, when acting as the Partnership’s futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not allowed to commingle such assets with other assets of PFD. At March 31, 2004 and December 31, 2003, such segregated assets totalled $6,946,506 and $6,256,126, respectively. Part 30.7 of the CFTC regulations also requires PFD to secure assets of the Partnerships related to foreign futures and options trading which totalled $2,181,483 and $1,760,840 at March 31, 2004 and December 31, 2003, respectively. There are no segregation requirements for assets related to forward trading.

As of March 31, 2004, all of the Partnership’s open futures and forward contracts mature within one year.

D. Financial Highlights

	Three Months Ended March 31,
	2004	2003

Performance per Unit

Net asset value, beginning of period	$490.14	$450.33

Net realized gain and change in net unrealized gain/loss on commodity transactions	40.48	80.17

Interest from U.S. Treasury bills	0.85	0.98

Expenses	(14.02)	(14.99)

Net increase for the period	27.31	66.16

Net asset value, end of period	$517.45	$516.49

Total return (non-annualized):

Total return before incentive fees	5.57%	14.94%

Incentive fees	—	(.25)

Total return after incentive fees	5.57%	14.69%

Ratio to average net assets (annualized):

Net investment loss before incentive fees**	(10.22)%	(10.04)%

Incentive fees	—	(1.02)

Net investment loss after incentive fees	(10.22)%	(11.06)%

Interest income	0.66%	0.77%

Expenses before incentive fees	10.88%	10.81%

Incentive fees	—	1.02

Total expenses after incentive fees	10.88%	11.83%

**	Represents interest income less total expenses (exclusive of incentive fees). The General Partner believes that the disclosure of the ratio of net investment loss to average net assets as required under the AICPA Audit Guide For Investment Companies is not a meaningful or appropriate measure for the Partnership as it is not a portfolio designed to return investment income. The General Partner believes that the total return ratio is the appropriate ratio as it also considers the Partnership’s commodity trading gains/losses.

These financial highlights represent the overall results of the Partnership during the three months ended March 31, 2004 and 2003, respectively. An individual partner’s actual results may differ depending on the timing of redemptions.

E. Subsequent Event

On April 1, 2004, PEG, a wholly owned subsidiary of PSG, transferred the ownership of PFDS Holdings, LLC, the direct parent of PFD, to PSG.

PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.

(a limited partnership)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Partnership’s application of these policies involves judgements and actual results may differ from the estimates used.

The General Partner has evaluated the nature and types of estimates that it makes in preparing the Partnership’s financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or Internationally recognized futures exchange involves a critical accounting policy. The values used by the Partnership for its open forward positions are provided by its commodity broker, PFD, who uses market prices when available, while over-the-counter derivative financial instruments, principally forwards, options and swaps are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date.

As such, if actual results vary from estimates used, they are anticipated to not have a material impact on the financial statements and related disclosures.

Liquidity and Capital Resources

The Partnership commenced operations on October 19, 1988 with gross proceeds of $30,107,800. After accounting for organizational and offering costs, the Partnership’s net proceeds were $29,387,470.

At March 31, 2004, 100% of the Partnership’s total net assets was allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 76% of the net asset value prior to redemptions payable) and cash, which was used as margin for the Partnership’s trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

The percentage that U.S. Treasury bills bears to the total net assets varies each day, and from month to month, as the market values of commodity interests change. The balance of the net assets is held in the Partnership’s commodity trading accounts. All interest earned on the Partnership’s interest-bearing funds is paid to the Partnership.

The commodities contracts are subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, some commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

Since the Partnership’s business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Partnership’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Partnership’s speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond the Partnership’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The General Partner attempts to minimize these risks by requiring the Partnership and its trading manager to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note C to the financial statements for a further discussion of the credit and market risks associated with the Partnership’s futures and forward contracts.

Redemptions by the limited partners and the General Partner for the three months ended March 31, 2004 were $219,916 and $2,070, respectively, and from commencement of operations (October 19, 1988) through March 31, 2004 totalled $52,180,691 and $1,131,272 for the limited partners and General Partner, respectively. Limited partners may redeem units as of the last business day of any calendar quarter at the then current net asset value per Unit. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

The Partnership does not have, nor does it expect to have, any capital assets.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2004, the Partnership has not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of the Partnership. While the Partnership’s exposure under such indemnification provisions can not be estimated, these general business indemnifications are not expected to have a material impact on the Partnership’s financial position.

The Partnership’s contractual obligations are with the trading manager and its commodity broker. Payments made under the Partnership’s agreement with the trading manager are at a fixed rate, calculated as a percentage of the Partnership’s “New High Net Trading Profits”. Management fee payments made to the trading manager and commission payments to the commodity broker are calculated as a fixed percentage of the Partnership’s net asset values (“NAV’s”). As such, the General Partner cannot anticipate the amount of payments that will be required under these agreements for future periods as NAV’s are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. For a further discussion on these payments, see Notes A & C of the Partnership’s 2003 Annual Report.

Results of Operations

The net asset value per Unit as of March 31, 2004 was $517.45, an increase of 5.57% from the December 31, 2003 net asset value per Unit of $490.14. Past performance is not necessarily indicative of future results.

The Partnership’s trading gains before commissions were approximately $670,000 and $1,432,000 during the three months ended March 31, 2004 and 2003, respectively. Due to the nature of the Partnership’s trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Partnership’s current quarter trading results is presented below.

Quarterly Market Overview

U.S. economic activity in the first quarter of 2004 was marked by fluctuating trends and continued, albeit slower, growth than in 2003. Levels of productivity, output, inflation, resource use and core consumer prices remained steady throughout the quarter. In manufacturing, durable goods orders declined in January but advanced 2.5% in February as demand for aircraft soared. Although the pace of activity remained strong, housing starts declined throughout the quarter while sales of new and old homes fell in January and rebounded in February due to historically low interest rate levels. Corporate spending and profits as well as personal spending and income grew steadily. Consumer confidence surged in January, fell sharply in February and declined slightly to a five-month low in March based upon the specter of rising interest rates and a weak labor market coupled with concerns about economic growth sustainability, geopolitical tension, record federal twin deficits, high consumer debt, and rising oil prices. Hiring remained subdued for the first two months of 2004 and reversed in March when non-farm payroll increased by a record 308,000, the fastest pace in nearly four years and nearly triple expectations. Despite the gain, the unemployment rate rose to 5.7% in March, up from 5.6% in January and February.

The global economic outlook remained positive with modest growth in the first three months of 2004. In Europe, meager gains from returns in financial and technology sectors as well as a rebound in the U.S. dollar against the euro towards the end of the quarter, overcame losses from the depressed auto and chemical sectors and uncertainty from heightened geopolitical risk. The March 11 train bombings in Madrid and Israel’s assassination of Hamas leader Sheik Ahmed Yassin rattled Europe with tremors extending throughout the rest of the world. Notwithstanding an outbreak of avian influenza, impeachment of South Korea’s president and the shooting of Taiwan’s president, Asian economies, especially Japan, China, South Korea, India and Thailand exhibited continued growth. Political scandal, terrorism concerns, and inflation affected Latin American economies.

Indices: The U.S. equity markets continued where they ended in 2003, the fundamentals of the economy had not changed and the combination of stronger growth and corporate profits led to gains. However, as the quarter progressed, investor fears of the sustainability of higher growth created choppy markets. Of the three major U.S. equity market indices (Dow Jones Industrial Average—“DJIA”, S&P 500, and NASDAQ Composite), only the S&P 500 finished the first quarter in the black with a gain of 1.3%. The DJIA ended a run of three consecutive quarterly gains with a decline of 0.92%. At the same time, the NASDAQ Composite broke its string of five straight quarterly increases by sliding 0.5%. Globally, with signs of slow economic growth in the European Union and a strong Euro holding down exports, European equity indices ended the quarter down. On the other hand, Japan continued its economic rebound with the Nikkei 225 gaining 9.73%. The rally in Japan was partly supported by a trade surplus in February. In Latin America, geopolitical risk and inflation worries weighed down on the Brazilian benchmark Bovespa Index.

Interest rates: The first quarter was a roller coaster ride for bond investors with sharp reversals based on economic news. In January, the U.S. Federal Reserve (the “Fed”) announced that they had moved the probability of change in their accommodative policy from a “considerable period” to a stance of “being patient in removing policy accommodation.” The market reacted quickly with falling bond prices to the change in wording from the Fed on fears of rising interest rates. Then fears of an interest rate hike subsided when the Department of Labor reported February payroll employment numbers were below estimates resulting in a sharp downtick in yields. Bond prices fell again when the March payroll employment number beat estimates when it increased by 308,000. Overall, U.S. government bonds rallied in the first quarter because the market was more focused on low inflation and expected slower growth. The European Central Bank maintained its rate of 2.0% in its meeting in March, rejecting calls from politicians including German Chancellor Gerhard Schroeder and French Prime Minister Jean-Pierre Raffarin for lower borrowing costs. European bonds ended the quarter up.

Currencies: With no change in the fundamentals of the current account or fiscal deficit, the dollar was expected to continue to decline in the first quarter of 2004. The U.S. federal government projected a record setting budget deficit of $477 billion for this year and the current account deficit was projected to be 5% of the U.S. gross domestic product. However, strong growth in the U.S. relative to other countries helped lift the U.S. dollar over foreign currencies. The latest global forecast from the Economist Intelligence Unit (EIU) indicated the economic performance in Europe would improve but at a lower rate than the United States which supported the euro’s depreciation of 1.9% against the U.S. dollar this quarter. However, the Japanese yen reached a three-year high on February 11th when it closed at 105.20 per U.S. dollar. To curb the yen from appreciating further against the U.S. dollar, the Bank of Japan continued selling the yen in the first quarter of 2004 after selling an annual record of 20.4 trillion yen in 2003. Even with the efforts of the Bank of Japan, the yen appreciated 2.8% against the U.S. dollar.

Energies: Energy prices for the first quarter continued to experience volatility with upward trends. Despite increased prices, world demand remained. Record low U.S. crude oil inventories, unplanned shutdowns, increased geopolitical risk in countries with large oil reserves, and talks of a cut in production from the Organization of Petroleum Exporting Countries (OPEC) helped to sustain elevated prices. The crude oil index, a basket of goods, used by OPEC to gauge price had been trading above the targeted range between $22 and $28 barrel since December 2, 2003.

Metals: Metal prices continued to surge on the back of strong world demand. China stood out as the leading consumer of copper and other industrial metals as its economy continued to grow. Copper hit a six-year high and tin hit an eight and one half year high during the quarter. While base metals pushed toward near highs, precious metals were mixed. Silver saw strong moves not seen since the mid-1990s due to increased demand. Although gold prices rose when Al-Qaeda was purported to be linked to the Madrid train bombings, the dampening effect of a lack of clear signs of inflation dominated the downward price movement in the quarter.

Grains: Strong growth and thus demand, especially in developing countries, caused grain exports to skyrocket and inventories to fall. Coupled with unresolved drought conditions in the U.S., Midwest grain prices marched higher during the first quarter. In particular, corn prices continued a strong upward trend after supply estimates were revised downward for 2004. Also, soybean hit a 15-year high, trading at above $10/bushel during the quarter. Fears of a smaller soybean crop and a delayed harvest in Brazil from wet weather kept supplies off the world market and pushed prices higher.

Softs: After strong gains in 2003, reversals of 6% in January and 16% in March occurred in cotton prices at the beginning of 2004. On the other hand, coffee prices gained 13.5% during the quarter largely because of a reduced harvest and lower expectations as to the size of the crop in Brazil. Sugar prices continued to fall as a result of global sugar surplus.

Quarterly Partnership Performance

The following is a summary of performance for the major sectors in which the Partnership traded:

Interest Rates (+): Bond prices rallied due to slower than expected economic growth, low inflation, and the Fed holding rates at 46-year lows. Long European and U.S. bonds positions resulted in net gains.

Metals (+): Strong demand resulted in continued upward trends in industrial metals and silver. Long copper, aluminum, and silver positions ended the quarter in net gains.

Energies (+): World demand for energies remained robust and the threat of cut in production from OPEC drove up prices. Net gains came from long crude oil and natural gas positions.

Grains (+): Unresolved drought conditions in the U.S. Midwest decreased corn supplies, while wet weather in Brazil decreased soybean production. Long soybean and corn positions resulted in net gains.

Indices (+): The Japanese equity indices gained momentum because of the continued economic recovery fueled by exports. Gains in long positions in the Japanese Nikkei Dow overshadowed any losses in the Eur Dax index and the EuroStoxx 50 index.

Softs (+): Downward reversals in cotton prices and falling sugar prices from a large 2003 surplus resulted in net gains in short cotton and sugar positions.

Currencies (–): Intervention from the Bank of Japan to halt appreciation of yen created sharp reversals that resulted in net losses for long Japanese yen/U.S. dollar cross-rate positions. The strengthening of U.S. dollar generated net losses in the long euro/U.S. dollar cross-rate positions.

Interest income is earned on the Partnership’s investment in U.S. Treasury bills and varies monthly according to interest rates, as well as the effect of trading performance and redemptions on the level of interest-bearing funds. Interest income from U.S. Treasury bills decreased by $3,000 for the three months ended March 31, 2004 as compared to the corresponding period in 2003 primarily due to the lower overall interest rates during 2004 versus 2003.

Commissions paid to PFD are calculated on the Partnership’s net asset value on the first day of each month and, therefore, vary monthly according to trading performance and redemptions. Commissions decreased by $10,000 for the three months ended March 31, 2004 as compared to the corresponding period in 2003. The decreased was primarily due to fluctuations in the monthly net asset values as further discussed above.

All trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the “Trading Manager”). Management fees are calculated on the Partnership’s net asset value as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by $4,000 for the three months ended March 31, 2004 as compared to the corresponding period in 2003 primarily due to fluctuations in monthly net asset values as further discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Manager, as defined in the advisory agreement among the Partnership, the General Partner and the Trading Manager. No incentive fees were incurred during the three months ended March 31, 2004. Incentive fees incurred for the three months ended March 31, 2003 totalled $23,000.

General and administrative expenses include audit, tax and legal fees as well as printing and postage costs. General and administrative expenses for the three months ended March 31, 2004 were relatively comparable to the corresponding period in 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the General Partner carried out an evaluation, under the supervision and with the participation of the officers of the General Partner, including the General Partner’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures. Based upon that evaluation, the General Partner’s chief executive officer and chief financial officer concluded that the Partnership’s disclosure controls and procedures are effective.

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings—There are no material legal proceedings pending by or against the Registrant or the General Partner.

Item 2.	Changes in Securities—None

Item 3.	Defaults Upon Senior Securities—None

Item 4.	Submission of Matters to a Vote of Security Holders—None

Item 5.	Other Information—None

Item 6.	(a)	Exhibits

		4.1—	Agreement of Limited Partnership of the Registrant, dated as of May 25, 1988 as amended and restated as of July 12, 1988 (incorporated by reference to Exhibit 3.1 and 4.1 of Registrant’s Annual Report on Form 10-K for the period ended December 31, 1988)

		4.2—	Subscription Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, File No. 33-22100)

		4.3—	Request for Redemption (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, File No. 33-22100)

		10.1—	Consent to Assignment and Assumption of Brokerage Agreement, dated March 30, 2004, among Registrant, Prudential Equity Group, LLC and Prudential Financial Derivatives, LLC (filed herewith)

		31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

		31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

		32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

		32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

	(b)	Reports on Form 8-K—None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.

By:	Seaport Futures Management, Inc. A Delaware corporation, General Partner

	By: /s/ Ronald J. Ivans	Date: May 17, 2004

Ronald J. Ivans Chief Financial Officer