Form 10-Q
period 2004-06-30
PRUDENTIAL BACHE DIVERSIFIED FUTURES FUND L P
filed 2004-08-16
CIK 833225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

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

(a limited partnership)

STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Cash in commodity trading accounts	$1,037,305	$1,588,724
U.S. Treasury bills, at amortized cost (pledged at broker)	5,856,969	6,236,959
Net unrealized gain (loss) on open futures contracts	(346,199)	191,283
Net unrealized gain on open forward contracts	—	378,066
Other receivables	885	—

Total assets	$6,548,960	$8,395,032

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities
Net unrealized loss on open forward contracts	$192,451	$—
Redemptions payable	49,666	219,583
Accrued expenses payable	41,504	49,688
Management fees payable	10,525	13,909

Total liabilities	294,146	283,180

Commitments
Partners’ capital
Limited partners (15,834 and 16,384 units outstanding)	6,192,242	8,030,488
General partner (160 and 166 units outstanding)	62,572	81,364

Total partners’ capital	6,254,814	8,111,852

Total liabilities and partners’ capital	$6,548,960	$8,395,032

Net asset value per limited and general partnership unit (“Units”)	$391.07	$490.14

The accompanying notes are an integral part of these statements.

PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.

(a limited partnership)

CONDENSED SCHEDULES OF INVESTMENTS

(Unaudited)

	June 30, 2004		December 31, 2003
Investments in U.S. Treasury Bills	Amortized Cost as a % of Partners’ Capital	Amortized Cost	Amortized Cost as a % of Partners’ Capital	Amortized Cost
U.S. Treasury bills—face amounts of $5,858,000 and $6,238,000 and maturities of July 8, 2004 and January 8, 2004, respectively	93.6%	$5,856,969	76.9%	$6,236,959

	June 30, 2004		December 31, 2003
Futures and Forward Contracts	Net Unrealized Gain (Loss) as a % of Partners’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Partners’ Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Stock indices		$3,959		$64,578
Interest rates		(9,188)		(3,785)
Commodities		(83,472)		247,719

Net unrealized gain (loss) on futures contracts purchased	(1.42)%	(88,701)	3.80%	308,512

Futures contracts sold:
Stock indices		(29,960)		(91,870)
Interest rates		(151,757)		(7,494)
Commodities		(75,781)		(17,865)

Net unrealized loss on futures contracts sold	(4.12)	(257,498)	(1.44)	(117,229)

Net unrealized gain (loss) on futures contracts	(5.54)%	$(346,199)	2.36%	$191,283

Forward currency contracts purchased:
Net unrealized gain (loss) on forward contracts purchased	(1.55)%	$(96,630)	4.81%	$390,111
Forward currency contracts sold:
Net unrealized loss on forward contracts sold	(1.53)	(95,821)	(0.15)	(12,045)

Net unrealized gain (loss) on forward contracts	(3.08)%	$(192,451)	4.66%	$378,066

Settlement Currency—Futures Contracts
Australian dollar	(0.13)%	$(8,110)	(0.09)%	$(7,494)
British pound	(0.29)	(18,131)	(0.01)	(536)
Canadian dollar	(0.03)	(2,025)	0.04	3,475
Euro	(0.60)	(37,338)	0.53	42,808
Japanese yen	(1.12)	(70,198)	(1.22)	(98,851)
U.S. dollar	(3.37)	(210,397)	3.11	251,881

Total	(5.54)%	$(346,199)	2.36%	$191,283

Settlement Currency—Forward Contracts
U.S. dollar	(3.08)%	$(192,451)	4.66%	$378,066

The accompanying notes are an integral part of these statements.

PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.

(a limited partnership)

STATEMENTS OF OPERATIONS

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2004	2003	2004	2003
REVENUES
Net realized gain (loss) on commodity transactions	$(59,634)	$3,130,071	$(1,301,701)	$648,139
Change in net unrealized gain/loss on open commodity positions	(1,107,999)	(1,525,069)	(535,869)	(475,260)
Interest from U.S. Treasury bills	27,611	32,169	13,524	14,703

	(1,140,022)	1,637,171	(1,824,046)	187,582

EXPENSES
Commissions	321,630	365,261	151,244	185,283
Management fees	78,091	93,956	34,473	46,582
Incentive fees	—	23,068	—	—
General and administrative	45,643	34,726	27,586	17,407

	445,364	517,011	213,303	249,272

Net income (loss)	$(1,585,386)	$1,120,160	$(2,037,349)	$(61,690)

ALLOCATION OF NET INCOME (LOSS)
Limited partners	$(1,569,446)	$1,108,931	$(2,016,876)	$(61,076)

General partner	$(15,940)	$11,229	$(20,473)	$(614)

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average limited and general partnership unit	$(97.05)	$63.38	$(126.38)	$(3.53)

Weighted average number of limited and general partnership units outstanding	16,336	17,673	16,121	17,483

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	UNITS	LIMITED PARTNERS	GENERAL PARTNER	TOTAL
Partners’ capital—December 31, 2003	16,550	$8,030,488	$81,364	$8,111,852
Net loss		(1,569,446)	(15,940)	(1,585,386)
Redemptions	(556)	(268,800)	(2,852)	(271,652)

Partners’ capital—June 30, 2004	15,994	$6,192,242	$62,572	$6,254,814

The accompanying notes are an integral part of these statements.

PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.

(a limited partnership)

NOTES TO FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

A. General

These financial statements have been prepared without audit. In the opinion of Seaport Futures Management, Inc. (the “General Partner”), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Prudential-Bache Diversified Futures Fund L.P. (the “Partnership”) as of June 30, 2004 and December 31, 2003 and the results of its operations for the six and three months ended June 30, 2004 and 2003. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

On July 1, 2003, Prudential Financial, Inc. (“Prudential”) and Wachovia Corp. (“Wachovia”) combined their separate retail securities brokerage and clearing businesses under a new holding company named Wachovia/Prudential Financial Advisors, LLC (“WPFA”), owned 62% by Wachovia and 38% by Prudential. As a result, the retail brokerage operations of Prudential Securities Incorporated (“PSI”) were contributed to Wachovia Securities, LLC (“Wachovia Securities”). Wachovia Securities is wholly-owned by WPFA and is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. (“NASD”) and all major securities exchanges. The Partnership and its General Partner entered into a service agreement with Wachovia Securities, effective July 1, 2003. Pursuant to this agreement, Wachovia Securities agrees to provide certain enumerated services to accounts of the limited interest owners carried at Wachovia. Effective July 1, 2003, PSI changed its name to Prudential Equity Group, Inc. Effective February 2, 2004, Prudential Equity Group, Inc. was converted to a limited liability company named Prudential Equity Group, LLC (“PEG”). PEG remains an indirectly wholly-owned subsidiary of Prudential. PEG was a registered broker-dealer and a member of the NASD and all major securities exchanges and conducted the equity research, domestic and international equity sales and trading operations, and commodity brokerage and derivative operations it had previously conducted as PSI until December 31, 2003. As part of the process of reorganizing its business structure, Prudential Securities Group Inc. (“PSG”), the direct parent of PEG and a wholly-owned subsidiary of Prudential, transferred the commodity brokerage, commodity clearing and derivative operations previously performed by PEG to another PSG indirect wholly-owned subsidiary, Prudential Financial Derivatives, LLC (“PFD”) effective January 1, 2004. PFD is registered as a futures commission merchant under the Commodity Exchange Act and is a member of the National Futures Association. On April 1, 2004, PEG transferred the ownership of PFDS Holdings, LLC, the direct parent of PFD, to PSG.

On June 30, 2004, PSG and Preferred Investment Solutions Corp., formerly Kenmar Advisory Corp. (“Preferred”), entered into a Stock Purchase Agreement, pursuant to which PSG will sell, and Preferred will buy, all of the capital stock of the General Partner and another commodity pool operator owned by PSG. In connection with the transaction, the General Partner is solicitating proxies seeking approval from the Partnership’s unitholders for (i) the sale of the stock of the General Partner to Preferred; (ii) the concomitant approval of Preferred as the new General Partner of the Partnership; and (iii) the approval of certain amendments to the Amended and Restated Agreement of Limited Partnership, dated July 12, 1988. A Report on Form 8-K describing the transaction was filed with the Securities and Exchange Commission on July 1, 2004 and the definitive proxies were filed with the Securities and Exchange Commission on July 20, 2004.

B. Related Parties

The General Partner is a direct subsidiary of PSG and an indirect wholly-owned subsidiary of Prudential. The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications, printing and other administrative services. A portion of the general and administrative expenses of the Partnership for the six and three months ended June 30, 2004 and 2003 was borne by PFD, an affiliate of the General Partner, and its affiliates.

Costs and expenses charged to the Partnership for these services for the six and three months ended June 30, 2004 and 2003 were:

	For the six months ended June 30,		For the three months ended June 30,
	2004	2003	2004	2003
Commissions	$321,630	$365,261	$151,244	$185,283
General and administrative	330	4,350	165	2,175

	$321,960	$369,611	$151,409	$187,458

Other receivables due from the General Partner and its affiliates as of June 30, 2004, net of expenses payable, were $885. Expenses payable to the General Partner and its affiliates (which are included in accrued expenses payable) as of December 31, 2003 were $4,257.

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

PFD, when acting as the Partnership’s futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not allowed to commingle such assets with other assets of PFD. At June 30, 2004 and December 31, 2003, such segregated assets totalled $4,955,232 and $6,256,126, respectively. Part 30.7 of the CFTC regulations also requires PFD to secure assets of the Partnerships related to foreign futures and options trading which totalled $1,592,843 and $1,760,840 at June 30, 2004 and December 31, 2003, respectively. There are no segregation requirements for assets related to forward trading.

As of June 30, 2004, all of the Partnership’s open futures and forward contracts mature within one year.

D. Financial Highlights

	Six months ended June 30,		Three months ended June 30,
	2004	2003	2004	2003
Performance per Unit
Net asset value, beginning of period	$490.14	$450.33	$517.45	$516.49

Net realized gain (loss) and change in net unrealized gain/loss on commodity transactions	(73.51)	90.06	(113.99)	9.89
Interest from U.S. Treasury bills	1.69	1.82	0.84	0.84
Expenses	(27.25)	(29.25)	(13.23)	(14.26)

Net increase (decrease) for the period	(99.07)	62.63	(126.38)	(3.53)

Net asset value, end of period	$391.07	$512.96	$391.07	$512.96

Total return (non-annualized):
Total return before incentive fees	(20.21)%	14.16%	(24.42)%	(0.68)%
Incentive fees	—	(0.25)	—	—

Total return after incentive fees	(20.21)%	13.91%	(24.42)%	(0.68)%

Ratio to average net assets:
Net investment loss before incentive fees** (annualized)	(10.72)%	(10.13)%	(11.02)%	(10.21)%
Incentive fees (non-annualized)	—	(0.25)	—	—

Net investment loss after incentive fees	(10.72)%	(10.38)%	(11.02)%	(10.21)%

Interest income (annualized)	0.71%	0.71%	0.75%	0.64%

Expenses before incentive fees (annualized)	11.43%	10.84%	11.77%	10.85%
Incentive fees (non-annualized)	—	0.25	—	—

Total expenses after incentive fees	11.43%	11.09%	11.77%	10.85%

**	Represents interest income less total expenses (exclusive of incentive fees). The General Partner believes that the disclosure of the ratio of net investment loss to average net assets as required under the AICPA Audit Guide For Investment Companies is not a meaningful or appropriate measure for the Partnership as it is not a portfolio designed to return investment income. The General Partner believes that the total return ratio is the appropriate ratio as it also considers the Partnership’s commodity trading gains/losses.

These financial highlights represent the overall results of the Partnership during the six and three month periods ended June 30, 2004 and 2003, respectively. An individual partner’s actual results may differ depending on the timing of redemptions.

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

At June 30, 2004, 100% of the Partnership’s total net assets was allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 93% of the net asset value prior to redemptions payable) and cash, which was used as margin for the Partnership’s trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

Redemptions by limited partners were $268,800 and $48,884 for the six and three months ended June 30, 2004, respectively, and General Partner redemptions for the six and three months ended June 30, 2004, totalled $2,852 and $782, respectively. Redemptions recorded from commencement of operations (October 19, 1988) through June 30, 2004 totalled $52,229,575 and $1,132,054 for the limited partners and General Partner, respectively. Limited partners may redeem units as of the last business day of any calendar quarter at the then current net asset value per Unit. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

The Partnership does not have, nor does it expect to have, any capital assets.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2004, the Partnership has not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of the Partnership. While the Partnership’s exposure under such indemnification provisions can not be estimated, these general business indemnifications are not expected to have a material impact on the Partnership’s financial position.

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

Results of Operations

The net asset value per Unit as of June 30, 2004 was $391.07, a decrease of 20.21% from the December 31, 2003 net asset value per Unit of $490.14 and a decrease of 24.42% from the March 31, 2004 net asset value per Unit of $517.45. Past performance is not necessarily indicative of future results.

The Partnership’s trading losses before commissions were $1,168,000 and $1,838,000 during the six and three months ended June 30, 2004, respectively, compared to gains of $1,605,000 and $173,000 for the corresponding periods in the prior year. Due to the nature of the Partnership’s trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Partnership’s current quarter trading results is presented below.

Quarterly Market Overview

U.S. economic activity in the second quarter of 2004 was marked by steady improvement in the first two months followed by a slowdown towards the end of June. The second quarter began with a reported March non-farm payroll increase of over 308,000 when the market consensus expected a change of 120,000. Despite concerns over instability in the Middle East and increased energy prices, manufacturing activity increased throughout the quarter to result in a third straight quarter of growth. In contrast, industrial production fell 0.3% in June, the greatest decline since April 2003, after rising steadily in April and May. Orders for durable goods also diminished throughout the quarter as inventories grew. Businesses added a quarter of a million jobs in May topping off a nine-month hiring spree that abated in June. Unemployment remained stable throughout the quarter at around 5.6%. Despite a stabilization in the number of layoffs, employment growth, pay increases and the number of hours worked shrank in June and resulted in increased pressure on consumers. Consumer spending accelerated throughout April and May resulting in the highest consumer confidence ratings in two years on the back of income growth and an improved job market. The possibility of the U.S. Federal Reserve (the “Fed”) increasing interest rates, led to a jump in home sales as buyers looked to lock in lower interest rates. Retail sales rose a mild 0.6% in April and a record 1.2% in May as buyers loaded up on foreign-made cars, televisions, furniture and clothes. In June, auto sales cooled as May incentives expired and major retailers blamed high fuel prices and unseasonably cool weather for the biggest drop in 16 months.

Global economies around the world continued to benefit from the strengthening U.S. economy. European investors remained concerned about rising U.S. interest rates, issues in Iraq, and high oil prices while benefiting from better corporate earnings. France, the largest euro economy, reported increased spending in May. In April, consumer confidence and manufacturing activity declined in Germany, the second largest euro economy, and its economy remained weak throughout the quarter. The European Union blamed rising oil prices for an increase in inflation in May and consumer confidence dropped slightly as business optimism remained unstable. In order to cool its overheating economy, the Chinese government reduced available domestic credit and money supply creating uncertainty in the markets. Industrial growth and profits in China slowed even as foreign investment continued to surge. The Japanese government cited steady consumption, employment, and core consumer prices as the reasons behind the best economy it has had in over 20 years. As a major commodity exporter to China, Brazil’s economy dampened on the heels of China’s deceleration while Mexico’s economy stayed positive due to its alliance with the U.S. economy.

Indices: All three major U.S. equity indices ended the second quarter with positive returns. The NASDAQ Composite had the highest rate of return of 2.69%, followed by the S&P 500 Index with 1.72%, and the Dow Jones Industrial Average with 0.75%. Investor fears of the sustainability of continued higher growth rates and strong earnings as seen in 2003 resulted in constant price reverses as indices traded within specific ranges. Globally, Asian stocks performed particularly poorly with the benchmark indices in South Korea, Taiwan, and China all falling more than 10%. Japan’s Tokyo Nikkei Stock Index fared better returning 1.2% for the quarter because of Japan’s continued economic recovery. Although the European economies continue to lag behind Asia and the U.S., their stock markets held up better. The Paris CAC 40 Index was up 3%, while the London FTSE 100 Index rose 2%, and the German DAX advanced 5%.

Interest rates: Bonds showed losses for the second quarter of 2004. The main factors that drove these losses were the U.S. economy, job market, and inflation. The second quarter began with a reported March non-farm payroll increase of over 308,000 when the market consensus expected a change of 120,000. This surprisingly large employment number quickly dispelled any notion that traders may have had that the Fed would keep interest rates unchanged. Inflation fears also drove down bond prices late in the quarter as the price of oil and other commodities surpassed previous highs. The quarter ended with the Fed raising interest rates by 25 basis points. In the European Union, the bund market traded within specific ranges and did not have the volatility of the U.S. bond markets because of the steadier monetary policy being employed by the European Central Bank (ECB). On the other hand, the Japanese Government Bond (JGB) market saw significant increase in yields. Being in the middle of a strong and prolonged economic recovery, capital started to move out of the Japanese bond market and into equities.

Currencies: Increased volatility and choppy market conditions dominated this sector in the second quarter. The surprise in the non-farm payroll employment number carried over to the currency market. The expectations of a stronger economy helped to strengthen the US dollar against European currencies. This resulted in reversals of established trends and losses in established currency positions. The trading environment during the second quarter was characterized by limited longer-term changes in price coupled with strong reversals that made it very difficult to trade effectively. Although there have been no government interventions since the first quarter, the relatively high level of volatility has continued throughout the second quarter with no long-term trends developing.

Energies: Demand for energy remained strong throughout the second quarter leading to higher prices. Energy markets were characterized by strong trends and not the result of short-term speculation. Strong world demand due to economic growth, especially in China where crude oil imports hit a record 2.8 million barrels per day in June, pushed crude oil to all time highs on the NYMEX. Persistent higher prices were also a product of a significant geopolitical risk premium that existed because of supply shocks from events in the Middle East. Higher demand and higher risk had pushed oil above $40/barrel earlier in the year and this price level continued to the end of the quarter.

Metals: The first quarter saw a significant upswing in base metal prices from strong world demand, especially from China. However, the second quarter began with concerns of an overheating economy in China that resulted in Chinese monetary policy changes aimed at controlling the growth in credit. China’s central bank raised the percentage of capital that banks are required to have in reserve by 50 basis points. Expectation of lower demand from China caused swift reversals in base metals. Nevertheless as the quarter proceeded demand for base metals continued to be strong. In the precious metals markets, silver gave back gains from the first quarter with the change in growth expectations in the U.S. Gold moved higher accompanied by higher volatility that saw short-term swings in prices.

Grains: The grain sector experienced key reversals in the second quarter. Corn and soybean prices rose early in the quarter on higher demand expectations and growing problems in key growing areas. However, strong rainfall during the spring season and a relatively cool and dry early summer season have caused harvest expectations to improve. Thus, expectations of a higher yield for the late summer growing season have pushed prices down.

Softs: After a run up in prices throughout February and March, prices began to decline in the second quarter. Initial worries of flooding gave way to milder weather that helped this year’s crop. The price of cotton declined throughout the second quarter. Additionally, cocoa declined throughout the second quarter. Coffee prices climbed higher after an initial decrease in May. However, there was a sharp reversal in June that erased any gains due to improved weather conditions in Brazil.

Quarterly Partnership Performance

The following is a summary of performance for the major sectors in which the Partnership traded:

Interest Rates (–): U.S. bond prices fell due to the threat of inflation, an upside surprise in the job market, a recovering economy, and the Fed raising interest rates by 25 basis points. Long European and U.S. bonds positions resulted in net losses.

Currencies (–): Increased volatility and sharp reversals over short time periods created choppy market conditions that were difficult for long-term trend followers to trade. Losses accumulated in the British pound/US dollar and Japanese Yen/US dollar positions.

Metals (–): Changes in monetary policy in China to prevent its economy from overheating lowered demand expectations for base metals that resulted in falling prices. Net long positions in copper, nickel, and aluminum resulted in losses.

Indices (–): World stock indices had mixed performance in the second quarter. U.S. and European indices were up while Far East markets were down with the exception of Japan. Short positions in the German DAX and Japanese Nikkei index resulted in a net loss.

Grains (–): Concerns of weather conditions early in the second quarter sent corn, soybean, and wheat prices higher. However, as the growing season progressed, weather conditions became more favorable and increased yield expectations sent prices lower. Net long positions in corn and soybean resulted in losses.

Energies (+): Continued world demand for energy supported higher prices throughout the second quarter. Crude oil prices hit an all time high on the NYMEX as a result of strong demand and geopolitical risk premiums. Long positions in crude oil, heating oil, and natural gas all resulted in gains.

Softs (+): Downward reversals in cocoa and cotton prices resulted in net gains in short cotton and cocoa positions.

Interest income is earned on the Partnership’s investment in U.S. Treasury bills and varies monthly according to interest rates, as well as the effect of trading performance and redemptions on the level of interest-bearing funds. Interest income from U.S. Treasury bills decreased by $5,000 and $1,000 for the six and three months ended June 30, 2004 as compared to the corresponding period in 2003, respectively. The decline in interest income during the six months ended June 30, 2004 versus 2003 was principally due to lower interest rates. The decrease during the three months ended June 30, 2004 versus 2003 was primarily due to the decrease in net asset values.

Commissions paid to PFD are calculated on the Partnership’s net asset value on the first day of each month and, therefore, vary monthly according to trading performance and redemptions. Commissions decreased by $44,000 and $34,000 for the six and three months ended June 30, 2004, as compared to the corresponding periods in 2003, respectively. These decreases were primarily due to the effect of unfavorable trading performance during 2004 and the second half of 2003 in addition to redemptions on the monthly net asset values.

All trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the “Trading Manager”). Management fees are calculated on the Partnership’s net asset value as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by $16,000 and $12,000 for the six and three months ended June 30, 2004 as compared to the corresponding periods in 2003, respectively. These decreases were primarily due to decreases in monthly net asset values as further discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Manager, as defined in the advisory agreement among the Partnership, the General Partner and the Trading Manager. No incentive fees were incurred during the six and three months ended June 30, 2004. Incentive fees incurred for the six months ended June 30, 2003 totalled $23,000.

General and administrative expenses include audit, tax and legal fees as well as printing and postage costs. General and administrative expenses for the six and three months ended June 30, 2004 were $46,000 and $28,000, respectively, as compared to the six and three months ended June 30, 2003 of $35,000 and $17,000, respectively. Expenses for the six and three months ended June 30, 2004 include additional printing costs due to higher actual costs incurred than previously accrued.

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

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings—There are no material legal proceedings pending by or against the Registrant or the General Partner.

Item 2.	Changes in Securities—None

Item 3.	Defaults Upon Senior Securities—None

Item 4.	Submission of Matters to a Vote of Security Holders—None

Item 5.	Other Information—None

Item 6.	(a)	Exhibits

		4.1—	Agreement of Limited Partnership of the Registrant, dated as of May 25, 1988 as amended and restated as of July 12, 1988 (incorporated by reference to Exhibit 3.1 and 4.1 of Registrant’s Annual Report on Form 10-K for the period ended December 31, 1988)

		4.2—	Subscription Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, File No. 33-22100)

		4.3—	Request for Redemption (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, File No. 33-22100)

		31.1—	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

		31.2—	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

		32.1—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

		32.2—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

(b) Reports on Form 8-K—None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.

By:	Seaport Futures Management, Inc. A Delaware corporation, General Partner

	By: /s/ Ronald J. Ivans	Date: August 16, 2004
Ronald J. Ivans Chief Financial Officer