Form 10-Q
period 2004-09-30
PRUDENTIAL BACHE DIVERSIFIED FUTURES FUND L P
filed 2004-11-15
CIK 833225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                     to

Commission file number: 0-17592

DIVERSIFIED FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3464456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51 Weaver Street, Building One South, 2nd Floor, Greenwich, Ct..	06831
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (203) 861-1000

Prudential-Bache Diversified Futures Fund L.P.,

One New York Plaza, 13th Floor, New York, New York 10292

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

(a limited partnership)

STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30, 2004	December 31, 2003

ASSETS

Cash in commodity trading accounts	$731,530	$1,588,724

U.S. Treasury bills, at amortized cost (pledged at broker)	4,652,032	6,236,959

Net unrealized gain on open futures contracts	802,290	191,283

Net unrealized gain on open forward contracts	—	378,066

Other receivables from general partner and its affiliates	1,224	—

Total assets	$6,187,076	$8,395,032

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities

Redemptions payable	$114,816	$219,583

Net unrealized loss on open forward contracts	58,542	—

Accrued expenses payable	57,751	49,688

Management fees payable	10,118	13,909

Total liabilities	241,227	283,180

Commitments

Partners’ capital

Limited partners (15,534 and 16,384 units outstanding)	5,886,357	8,030,488

General partner (157 and 166 units outstanding)	59,492	81,364

Total partners’ capital	5,945,849	8,111,852

Total liabilities and partners’ capital	$6,187,076	$8,395,032

Net asset value per limited and general partnership unit (“Units”)	$378.93	$490.14

The accompanying notes are an integral part of these statements.

PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.

(a limited partnership)

CONDENSED SCHEDULES OF INVESTMENTS

(Unaudited)

	September 30, 2004		December 31, 2003
Investments in U.S. Treasury Bills	Amortized Cost as a % of Partners’ Capital	Amortized Cost	Amortized Cost as a % of Partners’ Capital	Amortized Cost
U.S. Treasury bills—face amounts of $4,653,000 and $6,238,000 and maturities of October 7, 2004 and January 8, 2004, respectively	78.2%	$4,652,032	76.9%	$6,236,959

	September 30, 2004		December 31, 2003
Futures and Forward Contracts	Net Unrealized Gain (Loss) as a % of Partners’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Partners’ Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Stock indices		$(10,829)		$64,578
Interest rates		372,274		(3,785)
Commodities		503,049		247,719

Net unrealized gain on open futures contracts purchased	14.54%	864,494	3.80%	308,512

Futures contracts sold:
Stock indices		22,084		(91,870)
Interest rates		—		(7,494)
Commodities		(84,288)		(17,865)

Net unrealized loss on open futures contracts sold	(1.05)	(62,204)	(1.44)	(117,229)

Net unrealized gain on open futures contracts	13.49%	$802,290	2.36%	$191,283

Forward currency contracts purchased	1.98%	$117,572	4.81%	$390,111
Forward currency contracts sold	(2.96)	(176,114)	(0.15)	(12,045)

Net unrealized gain (loss) on open forward contracts	(0.98)%	$(58,542)	4.66%	$378,066

Settlement Currency—Futures Contracts
Australian dollar	(0.12)%	$(6,872)	(0.09)%	$(7,494)
British pound	0.96	56,954	(0.01)	(536)
Canadian dollar	(0.01)	(773)	0.04	3,475
Euro	0.83	49,552	0.53	42,808
Japanese yen	3.16	188,221	(1.22)	(98,851)
U.S. dollar	8.67	515,208	3.11	251,881

Total	13.49%	$802,290	2.36%	$191,283

Settlement Currency—Forward Contracts
U.S. dollar	(0.98)%	$(58,542)	4.66%	$378,066

The accompanying notes are an integral part of these statements.

PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.

(a limited partnership)

STATEMENTS OF OPERATIONS

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
REVENUES
Net realized gain (loss) on commodity transactions	$(1,380,841)	$1,786,144	$(1,321,207)	$(1,343,927)
Change in net unrealized gain/loss on open commodity positions	174,399	(511,417)	1,282,398	1,013,652
Interest from U.S. Treasury bills	42,372	49,080	14,761	16,911

	(1,164,070)	1,323,807	(24,048)	(313,364)

EXPENSES
Commissions	440,692	539,987	119,062	174,726
Management fees	107,582	136,819	29,491	42,863
Incentive fees	—	23,068	—	—
General and administrative	67,191	48,678	21,548	13,952

	615,465	748,552	170,101	231,541

Net income (loss)	$(1,779,535)	$575,255	$(194,149)	$(544,905)

ALLOCATION OF NET INCOME (LOSS)
Limited partners	$(1,761,652)	$569,493	$(192,206)	$(539,438)

General partner	$(17,883)	$5,762	$(1,943)	$(5,467)

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average limited and general partnership unit	$(109.70)	$32.94	$(12.14)	$(31.97)

Weighted average number of limited and general partnership units outstanding	16,222	17,463	15,994	17,044

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	UNITS	LIMITED PARTNERS	GENERAL PARTNER	TOTAL
Partners’ capital—December 31, 2003	16,550	$8,030,488	$81,364	$8,111,852
Net loss		(1,761,652)	(17,883)	(1,779,535)
Redemptions	(859)	(382,479)	(3,989)	(386,468)

Partners’ capital—September 30, 2004	15,691	$5,886,357	$59,492	$5,945,849

The accompanying notes are an integral part of these statements.

PRUDENTIAL-BACHE DIVERSIFIED FUTURES FUND L.P.

(a limited partnership)

NOTES TO FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

A. General

These financial statements have been prepared without audit. In the opinion of Seaport Futures Management, Inc. (the “General Partner”), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Prudential-Bache Diversified Futures Fund L.P. (the “Partnership”) as of September 30, 2004 and December 31, 2003 and the results of its operations for the nine and three months ended September 30, 2004 and 2003. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

On June 30, 2004, PSG and Preferred Investment Solutions Corp., formerly Kenmar Advisory Corp. (“Preferred”), entered into a Stock Purchase Agreement, pursuant to which PSG will sell, and Preferred will buy, all of the capital stock of the General Partner and another commodity pool operator owned by PSG. In connection with the transaction, the General Partner solicited proxies seeking approval from the Partnership’s unitholders for (i) the sale of the stock of the General Partner to Preferred; (ii) the concomitant approval of Preferred as the new General Partner of the Partnership; and (iii) the approval of certain amendments to the Amended and Restated Agreement of Limited Partnership, dated July 12, 1988. A Report on Form 8-K describing the transaction was filed with the Securities and Exchange Commission on July 1, 2004 and the definitive proxies were filed with the Securities and Exchange Commission on July 20, 2004, see Note E.

B. Related Parties

The General Partner is a direct subsidiary of PSG and an indirect wholly-owned subsidiary of Prudential. The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications, printing and other administrative services. A portion of the general and administrative expenses of the Partnership for the nine and three months ended September 30, 2004 and 2003 was borne by PFD, an affiliate of the General Partner, and its affiliates.

Costs and expenses charged to the Partnership for these services for the nine and three months ended September 30, 2004 and 2003 were:

	For the nine months ended September 30,		For the three months ended September 30,
	2004	2003	2004	2003
Commissions	$440,692	$539,987	$119,062	$174,726
General and administrative	495	5,786	165	1,436

	$441,187	$545,773	$119,227	$176,162

Other receivables due from the General Partner and its affiliates as of September 30, 2004, net of expenses payable, were $1,224. Expenses payable to the General Partner and its affiliates (which are included in accrued expenses payable) as of December 31, 2003 were $4,257.

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

Credit risk

When entering into futures or forward contracts, the Partnership is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their members who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by the Partnership as PFD, the Partnership’s commodity broker, is the sole counterparty. The Partnership has entered into a master netting agreement with PFD and, as a result, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty nonperformance of all of the Partnership’s contracts is the net unrealized gain included in the statements of financial condition; however, counterparty nonperformance on only certain of the partnership contracts may result in greater loss than nonperformance on all of the Partnership contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Partnership.

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

PFD, when acting as the Partnership’s futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not allowed to commingle such assets with other assets of PFD. At September 30, 2004 and December 31, 2003, such segregated assets totalled $4,814,843 and $6,256,126, respectively. Part 30.7 of the CFTC regulations also requires PFD to secure assets of the Partnerships related to foreign futures and options trading which totalled $1,371,009 and $1,760,840 at September 30, 2004 and December 31, 2003, respectively. There are no segregation requirements for assets related to forward trading.

As of September 30, 2004, all of the Partnership’s open futures and forward contracts mature within one year.

D. Financial Highlights

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
Performance per Unit
Net asset value, beginning of period	$490.14	$450.33	$391.07	$512.96

Net realized gain (loss) and change in net unrealized gain/loss on commodity transactions	(75.93)	70.68	(2.42)	(19.38)
Interest from U.S. Treasury bills	2.61	2.81	0.92	0.99
Expenses	(37.89)	(42.83)	(10.64)	(13.58)

Net increase (decrease) for the period	(111.21)	30.66	(12.14)	(31.97)

Net asset value, end of period	$378.93	$480.99	$378.93	$480.99

Total return (non-annualized):
Total return before incentive fees	(22.69)%	7.07%	(3.10)%	(6.23)%
Incentive fees	—	(.26)	—	—

Total return after incentive fees	(22.69)%	6.81%	(3.10)%	(6.23)%

Ratio to average net assets:
Net investment loss before incentive fees** (annualized)	(10.59)%	(10.12)%	(10.39)%	(9.98)%
Incentive fees (non-annualized)	—	(.26)	—	—

Net investment loss after incentive fees	(10.59)%	(10.38)%	(10.39)%	(9.98)%

Interest income (annualized)	0.78%	0.73%	0.99%	0.79%

Expenses before incentive fees (annualized)	11.37%	10.85%	11.38%	10.77%
Incentive fees (non-annualized)	—	0.26	—	—

Total expenses after incentive fees	11.37%	11.11%	11.38%	10.77%

**	Represents interest income less total expenses (exclusive of incentive fees). The General Partner believes that the disclosure of the ratio of net investment loss to average net assets as required under the AICPA Audit Guide For Investment Companies is not a meaningful or appropriate measure for the Partnership as it is not a portfolio designed to return investment income. The General Partner believes that the total return ratio is the appropriate ratio as it also considers the Partnership’s commodity trading gains/losses.

These financial highlights represent the overall results of the Partnership during the nine and three month periods ended September 30, 2004 and 2003, respectively. An individual partner’s actual results may differ depending on the timing of redemptions.

E. Subsequent Events

The General Partner has been the sole general partner of the Partnership and pursuant to the Partnership’s Agreement of Limited Partnership manages the Partnership. The general partner holds the Partnership’s general partner units. (The general partner units are not a class of equity of the Partnership that is registered under the Securities Exchange Act of 1933.)

As of October 1, 2004, Preferred acquired from PSG all of the outstanding stock of the General Partner. Immediately after such acquisition, the General Partner was merged with and into Preferred and the Partnership was renamed Diversified Futures Fund L.P. Accordingly, as of October 1, 2004 all of the board of directors and officers of Seaport Futures Management, Inc. resigned. Following Preferred’s acquisition of the General Partner and its merger with and into Preferred, Preferred became the successor general partner of the Partnership. A report on Form 8-K describing the acquisition was filed with the Securities and Exchange Commission on October 7, 2004.

In this transaction, Preferred also acquired all of the outstanding stock of another commodity pool operator owned by PSG.

On October 1, 2004, an agreement was executed between Preferred and PFD which amended and restated the brokerage agreement between the Partnership and PFD. On such date, Preferred will commence receiving the brokerage commissions which were previously paid to PFD, excluding transaction fees which will be paid to PFD. The agreement incorporates the previous PFD brokerage agreement’s terms, including the total fees paid by the Partnership. Under the agreement, PFD’s transaction based fee will be paid out of the total fees paid by the Partnership to Preferred.

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

At September 30, 2004, 100% of the Partnership’s total net assets was allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 77% of the net asset value prior to redemptions payable) and cash, which was used as margin for the Partnership’s trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

The percentage that U.S. Treasury bills bears to the total net assets varies each day, and from month to month, as the market values of commodity interests change. The balance of the net assets is held in the Partnership’s commodity trading accounts. All interest earned on the Partnership’s interest-bearing funds is paid to the Partnership.

The commodities contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, some commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

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

Redemptions by limited partners were $382,479 and $113,679 for the nine and three months ended September 30, 2004, respectively, and General Partner redemptions for the nine and three months ended September 30, 2004, totalled $3,989 and $1,137, respectively. Redemptions recorded from commencement of operations (October 19, 1988) through September 30, 2004 totalled $52,343,254 and $1,133,191 for the limited partners and General Partner, respectively. Limited partners may redeem units as of the last business day of any calendar quarter at the then current net asset value per Unit. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

The Partnership does not have, nor does it expect to have, any capital assets.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2004, the Partnership has not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of the Partnership. While the Partnership’s exposure under such indemnification provisions can not be estimated, these general business indemnifications are not expected to have a material impact on the Partnership’s financial position.

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

Results of Operations

The net asset value per Unit as of September 30, 2004 was $378.93, a decrease of 22.69% from the December 31, 2003 net asset value per Unit of $490.14 and a decrease of 3.10% from the June 30, 2004 net asset value per Unit of $391.07. Past performance is not necessarily indicative of future results.

The Partnership’s trading losses before commissions were $1,206,000 and $39,000 during the nine and three months ended September 30, 2004, respectively, compared to gains (losses) of $1,275,000 and $(330,000) for the corresponding periods in the prior year. Due to the nature of the Partnership’s trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Partnership’s current quarter trading results is presented below.

Quarterly Market Overview

U.S. economic activity in the third quarter of 2004 exhibited strength in July followed by slower than expected growth in August and September. While the third quarter has traditionally been weaker than the other quarters in the year, the U.S. economy faced many issues that added to the usual seasonal third quarter slump such as high energy prices, soft domestic and global economies, a weak U.S. job market, growing U.S. current-account and budget deficits, terrorism, as well as the uncertain presidential election outcome and future of Iraq. On the other hand, despite soaring crude oil prices, inflation remained within expectations and the Federal Reserve Board continued its program of gradually raising interest rates. Domestic manufacturing and construction were robust due to a strong housing market in the beginning of the quarter but ended the quarter below estimated projections. In September, housing starts increased to their highest levels in five months despite hurricanes and a declining trend in home sales. September brought more warnings of quarterly corporate earnings disappointments than any other month this year as well as an increase in announcements of layoffs. In July, payrolls exhibited the smallest gain in hiring since December of 2003, rebounded slightly in August and ended lower than expected in September with growth continuing in service sectors and reductions for the first time in three months in the manufacturing sector. Weak labor markets combined with rising grocery and energy bills reduced consumer confidence from a two-year high in July but consumer spending strengthened in the early summer and through the end of September due to incentives and deep discounting from auto manufacturers. Retail sales had a rocky third quarter as consumers spent less for the fourth straight month in September resulting in disappointing back-to-school sales and concerns about a potentially disappointing holiday shopping season. Hurricanes in the Southeast and unusually warm weather in the Midwest also contributed to lackluster sales.

Many central banks around the world raised interest rates during the third quarter. In Europe, worries about high oil prices, weakening global economic growth, loss of corporate investment to more vibrant economies, rising unemployment and the worst service-sector activity in a year and despite rising exports there was a decline in confidence across many economic sectors. Household spending was hampered by low consumer confidence and sluggish employment recovery. In Asia, Japan’s government and central bank released a report in early July stating that the recovery in production and corporate profits was spreading to domestic consumption, an indication of steady economic improvement. However, revised industrial output data and shrinking economic activity raised doubts about the pace of recovery. While August unemployment figures declined, weak consumer spending and wage growth indicated that Japan was still battling a fifth year of deflation. Dependent on imports as a source of oil, the high cost of oil struck Japan particularly hard but the Japanese domestic economy regained some footing towards the end of the quarter. The Chinese government’s credit tightening has been leading to a soft economic landing and a reduction in expansion throughout Asia despite rising prices. Developing Asian countries benefited from stronger trade, domestic consumption and investments. India expanded slower than expected due to the impact of unusual wet weather conditions on farm output as well as a surprise victory by the opposition party in the Indian elections. Indonesia’s economy received a boost when it participated in its first direct presidential election. In the Americas, concerns surrounding the economic outlook and the impact of high oil prices led the Bank of Canada to increase its rates for the first time in 17 months. Brazil’s economy expanded throughout the quarter resulting in an interest rate increase by the Banco Central Do Brazil in September and upgraded credit ratings.

Indices: U.S. equity indices had low volatility and were range bound in a lack-luster third quarter as the three major U.S. equity indices experienced declines for the third quarter. The S&P 500 Index declined by 1.9%, the Dow Jones Industrial Average declined by 3.4% and the NASDAQ Composite declined by 7.4%. Contradictory economic figures, weaker than expected earnings reports, and higher energy costs resulted in a drag on performance. European stock indices performed poorly over worries of increasing oil prices, rising unemployment, and projected slowing global economic growth. However, the London FTSE bucked the trend by increasing 2.4%, while the Paris CAC 40 Index was down 2.5%, and the German DAX slid 3.9%. In Asia, Japan’s Tokyo Nikkei Stock Index declined by 8.7% due to doubts about the pace of Japan’s recovery and the Hong Kong Hang Seng Index reported an increase of 6.8%.

Interest rates: Economic growth in the United States slowed from earlier expectations resulting in a rally in the bond market in the third quarter of 2004. The rally was in response to the market perception that aggressive tightening of credit by the U.S. Federal Reserve will not be forthcoming, but replaced with the Greenspan gradualism of raising the Fed funds rate. Additionally, inflation fears subsided as inflation numbers had been within expectations and were not overly affected by the oil price shock. The Lehman Aggregate Bond Index returned a positive 3.2% in the third quarter. In Europe, the bund market also rallied in the third quarter due to slowing economic growth expectations resulting in a flight to quality. Similarly, the Japanese Government Bond saw decreasing yields as prices increased resulting from fears of a slowdown in its economic recovery.

Currencies: The U.S. dollar began the 2004 third quarter depreciating against the world’s major currencies, then rallied over a cautious Fed and mixed economic data only to reverse course based on concerns that high oil prices will temper the pace of expansion in the U.S. economy. The currency market continued to be range bound with increasing market gyrations netting high levels of volatility. This has resulted in a difficult trading environment with no long-term trends developing. The euro gained ground on the U.S. dollar as a weak U.S. job market and a slowing of the U.S. economy as indicated from decreasing consumer confidence. Weak economic numbers also helped to push the Japanese yen higher versus the U.S. dollar.

Energies: Demand for energy remained strong throughout the third quarter and supply level fears and geopolitical risk premiums have sustained oil prices above the prescribed price range for crude oil by the

Organization of the Petroleum Exporting Countries (OPEC). The 2004 third quarter started with increasing crude oil prices from high disruption fears in many key oil-producing regions like Iraq, Russia, Nigeria, Venezuela, and Saudi Arabia. As the quarter progressed, oil prices decreased only to see a reversal that sent prices to new highs of over $50 per barrel by the end of the quarter. The increase in prices were also due to disruptions in oil refineries as Hurricanes Jeanne, Ivan, Charley, and Frances stormed through the Southeastern region of the U.S. leading to decreased inventory levels.

Metals: Gold and silver prices were higher in the third quarter given geopolitical concerns and speculation that the U.S. Dollar will continue to decline against the euro, and rising energy costs will slow U.S. economic growth. Gold and silver’s rally paralleled that of crude oil because higher oil prices depressed economic growth in the U.S. which led to the depreciation the U.S. dollar. Additionally, investors that held U.S. dollars purchased gold as protection against further loss because gold is priced in U.S. dollars and it holds value better than the depreciating U.S. dollar. In the base metals, prices were mixed because of short-term supply constraints but rallied at the end of the quarter.

Grains: The grain market continued to march lower in response to expectations that harvests will be very strong. Favorable weather conditions in the quarter were conducive for a very good growing season in the U.S. This has given rise to estimates that soybean production could reach record levels. The weakened soy market has pushed prices of soy products lower. Corn yield is also projected higher, thereby, pushing prices lower.

Softs: Cotton prices rallied during August in response to worries of lower yields from unfavorably wet growing conditions caused by Hurricane Charley but ultimately ended the quarter lower. Further price advances came on the prospects of more disruptions in cotton supplies due to Hurricane Frances. Damage to the orange crop in Florida from Hurricanes Charley and Frances also led to rising prices for orange juice futures. Sugar prices climbed higher on news of lower inventory supply of sugar in Brazil.

Quarterly Partnership Performance

The following is a summary of performance for the major sectors in which the Partnership traded:

Currencies (–): The U.S. dollar was range bound in the third quarter of 2004 against many foreign currencies. Long U.S. dollar contracts against the Japanese yen, the Swiss franc, and the euro resulted in a net loss for the Fund.

Indices (–): Fears of a slow down in economic growth resulted in many indices losing ground throughout the quarter. Long positions in the Japanese Nikkei Index, the mini-NASDAQ, and the Eurostoxx 50 Index resulted in a net loss.

Metals (–): The prices of base metals were mixed because of short-term supply constraints but rallied at the end of the quarter. Long positions in copper resulted in profits however these were more than offset by short positions in nickel and silver that resulted in a net loss for the Fund.

Softs (–): Because of poor weather due to Hurricanes Charley and Frances, cotton prices rose in August on worries of a lower yield but ultimately ended the quarter lower. Sugar prices also rose on news of lower than expected inventory in Brazil. Short positions in cotton and sugar netted a loss for the Fund.

Energies (+): Supply level fears and geopolitical risk helped push energy prices to record levels, with the price of crude oil pushing pass $50/barrel. Long positions in light crude, natural gas, crude oil, and heating oil resulted in gains.

Interest Rates (+): Economic growth in the United States slowed from earlier expectations resulting in a rally in the bond market in the third quarter of 2004. Long positions in the Japanese Government Bond, the Euro Bund, and the U.S. 30-year Bond resulted in gains.

Grains (+): Favorable weather conditions led to expectations of record yields in the corn and soybean harvest, thereby, driving down prices. Short corn and soybean oil positions resulted in net gains.

Interest income is earned on the Partnership’s investment in U.S. Treasury bills and varies monthly according to interest rates, as well as the effect of trading performance and redemptions on the level of interest-bearing funds. Interest income from U.S. Treasury bills decreased by $7,000 and $2,000 for the nine and three months ended September 30, 2004 as compared to the corresponding period in 2003, respectively. The decline in interest income during the nine and three months ended September 30, 2004 versus 2003 was primarily due to the decrease in net asset values, partially offset, by higher interest rates during the three months ended September 30, 2004.

Commissions paid to PFD are calculated on the Partnership’s net asset value on the first day of each month and, therefore, vary monthly according to trading performance and redemptions. Commissions decreased by $99,000 and $56,000 for the nine and three months ended September 30, 2004, as compared to the corresponding periods in 2003, respectively. These decreases were primarily due to the effect of unfavorable trading performance during 2004 and the second half of 2003 in addition to redemptions on the monthly net asset values.

All trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the “Trading Manager”). Management fees are calculated on the Partnership’s net asset value as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by $29,000 and $13,000 for the nine and three months ended September 30, 2004 as compared to the corresponding periods in 2003, respectively. These decreases were primarily due to decreases in monthly net asset values as further discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Manager, as defined in the advisory agreement among the Partnership, the General Partner and the Trading Manager. No incentive fees were incurred during the nine and three months ended September 30, 2004 and the three months ended September 30, 2003. Incentive fees incurred for the nine months ended September 30, 2003 totalled $23,000.

General and administrative expenses include audit, tax and legal fees as well as printing and postage costs. General and administrative expenses for the nine and three months ended September 30, 2004 were $67,000 and $22,000, respectively, as compared to the nine and three months ended September 30, 2003 of $49,000 and $14,000, respectively. Expenses for the nine months ended September 30, 2004 include additional printing costs due to higher actual costs incurred than previously accrued.

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

In designing and evaluating the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act), the General Partner recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and the General Partner necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide such reasonable assurance.

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings—There are no material legal proceedings pending by or against the Registrant or the General Partner.

Item 2.	Unregistered Sales of Equity and Use of Proceeds—None

Item 3.	Defaults Upon Senior Securities—None

Item 4.	Submission of Matters to a Vote of Security Holders:

The Registrant held a Special Meeting of limited partners, on September 21, 2004 (the “Meeting”). At the Meeting the limited partners were asked to vote on the sale of the stock of the General Partner to Preferred; the concomitant approval of Preferred as the new general partner of the Fund; and the approval of certain amendments to the Trust Agreement (the “Proposal”)

The Proposal was approved by the limited partners.

Votes Cast
For	Against	Abstentions
8,809.00	536.00	260.00

Item 5.	Other Information—None

Item 6.	Exhibits:

	4.1—	Second Amended and Restated Agreement of Limited Partnership of the Registrant, dated as of October 1, 2004 (incorporated by reference to Exhibit 3(ii) to Registrant’s Current Report on Form 8-K filed on October 7, 2004)

	4.2—	Subscription Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, File No. 33-22100)

	4.3—	Request for Redemption (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, File No. 33-22100)

	31.1—	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	31.2—	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	32.1—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

	32.2—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSIFIED FUTURES FUND L.P.

By:	Preferred Investment Solutions Corp. A Connecticut corporation, general partner as of October 1, 2004

	By: /s/ Kenneth A. Shewer	Date: November 15, 2004
Kenneth A. Shewer Chief Executive Officer