Form 10-Q
period 2005-03-31
DIVERSIFIED FUTURES FUND L.P.
filed 2005-05-16
CIK 833225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes      ✓         No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes                 No      ✓

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIVERSIFIED FUTURES FUND L.P.

(formerly Prudential-Bache Diversified

Futures Fund LP )

FINANCIAL STATEMENTS

March 31, 2005

DIVERSIFIED FUTURES FUND L.P.

STATEMENTS OF FINANCIAL CONDITION

March 31, 2005 (Unaudited) and December 31, 2004 (Audited)

	March 31, 2005	December 31, 2004
ASSETS
Cash in commodity trading accounts	$789,613	$3,028,854
U.S. Treasury bills, at amortized cost (pledged at broker)	5,087,862	4,039,515
Net unrealized gain on open futures contracts	440,826	174,552
Net unrealized gain (loss) on open forward contracts	(166,862)	605,450

Total assets	$6,151,439	$7,848,371

LIABILITIES
Redemptions payable	$48,159	$123,023
Accrued expenses payable	27,211	40,593
Management fees payable	8,680	12,850
Administrative and operating fees payable	53,801	46,361

Total liabilities	137,851	222,827

Commitments
PARTNERS’ CAPITAL
Limited Partners (15,202 and 15,325 units outstanding) at March 31, 2005 and December 31, 2004	5,952,117	7,548,215
General Partner (157 units outstanding) at March 31, 2005 and December 31, 2004	61,471	77,329

Total partners’ capital	6,013,588	7,625,544

Total liabilities and partners’ capital	$6,151,439	$7,848,371

See accompanying notes.

DIVERSIFIED FUTURES FUND L.P.

CONDENSED SCHEDULES OF INVESTMENTS

March 31, 2005 (Unaudited) and December 31, 2004 (Audited)

	March 31, 2005		December 31, 2004
Investments in U.S. Treasury Bills	Amortized Cost as a % of Partners’ Capital	Amortized Cost	Amortized Cost as a % of Partners’ Capital	Amortized Cost
U.S. Treasury bills—face amounts of $5,090,000 and $4,040,000 and maturities of April 7, 2005 and January 6, 2005, respectively	84.61%	$5,087,862	52.97%	$4,039,515

Futures and Forward Contracts	Net Unrealized Gain (Loss) as a % of Partners’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Partners’ Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	8.88%	$533,782	3.17%	$241,799
Interest rates	0.05%	3,358	(0.25)%	(19,322)
Stock indices	(0.73)%	(44,063)	0.53%	40,645

Net unrealized gain on futures contracts purchased	8.20%	493,077	3.45%	263,122

Futures contracts sold:
Commodities	(0.95)%	(57,190)	(0.55)%	(41,995)
Interest rates	(0.10)%	(6,114)	(0.16)%	(11,900)
Stock indices	0.18%	11,053	(0.46)%	(34,675)

Net unrealized (loss) on futures contracts sold	(.87)%	(52,251)	(1.17)%	(88,570)

Net unrealized gain on futures contracts	7.33%	$440,826	2.28%	$174,552

Forward contracts purchased:
Net unrealized gain (loss) on forward contracts purchased	(5.13)%	$(309,029)	9.06%	$690,583

Forward contracts sold:
Net unrealized gain (loss) on forward contracts sold	2.36%	142,167	(1.12)%	(85,133)

Net unrealized gain (loss) on forward contracts	(2.77)%	$(166,862)	7.94%	$605,450

See accompanying notes.

DIVERSIFIED FUTURES FUND L.P.

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2005 and 2004

(Unaudited)

	Three Months Ended March 31,
	2005	2004
REVENUES
Net realized gain (loss) on commodity transactions	$(906,084)	$1,242,067
Change in net unrealized (loss) on open commodity transactions	(506,038)	(572,130)
Interest income from U.S. Treasury bills	26,850	14,087

Total revenues	(1,385,272)	684,024

EXPENSES
Commissions	131,331	170,386
Management fees	30,277	43,618
General and administrative	16,918	18,057

Total expenses	178,526	232,061

NET INCOME (LOSS)	$(1,563,798)	$451,963

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average limited and general partnership unit	$(101.01)	$27.31

Weighted average number of limited and general partnership units outstanding	15,482	16,550

See accompanying notes.

DIVERSIFIED FUTURES FUND L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the Three Months Ended March 31, 2005 and 2004

(Unaudited)

	Units	Limited Partner	General Partners	Total
Three months ended March 31, 2005
Partners’ capital at December 31, 2004	15,482	$7,548,215	$77,329	$7,625,544
Net (loss) for the three months ended March 31, 2005		(1,547,940)	(15,858)	(1,563,798)
Redemptions	(123)	(48,158)	0	(48,158)

Partners’ capital at March 31, 2005	15,359	$5,952,117	$61,471	$6,013,588

Three months ended March 31, 2004
Partners’ capital at December 31, 2003	16,550	$8,030,488	$81,364	$8,111,852
Net income for the three months ended March 31, 2004		447,430	4,533	451,963
Redemptions	(429)	(219,916)	(2,070)	(221,986)

Partners’ capital at March 31, 2004	16,121	$8,258,002	$83,827	$8,341,829

	Net Asset Value per Limited and General Partnership Unit
	March 31, 2005	December 31, 2004	March 31, 2004	December 31, 2003
	$391.54	$492.54	$517.45	$490.14

See accompanying notes.

DIVERSIFIED FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A.	General Description of the Partnership

The statement of financial condition, including the condensed schedule of investments, as of March 31, 2005, and the statements of operations and changes in partners’ capital for the three months ended March 31, 2005 and 2004 are unaudited. In the opinion of the General Partner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Diversified Futures Fund L.P. (the “Partnership”) as of March 31, 2005 and the results of its operations for the three months ended March 31, 2005 and 2004. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Diversified Futures Fund L.P. (formerly Prudential-Bache Diversified Futures Fund L.P.) is a Delaware limited partnership formed on May 25, 1988 which will terminate on December 31, 2008 unless terminated sooner under the provisions of the Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”). On October 19, 1988, the Partnership completed its offering having raised $30,107,800 from the sale of 297,468 units of limited partnership interest and 3,610 units of general partnership interest (collectively “Units”) and commenced operations. The Partnership was formed to engage in the speculative trading of commodity futures, forward and options contracts.

On July 1, 2003, Prudential Financial, Inc. (“Prudential”) and Wachovia Corp. (“Wachovia”) combined their separate retail securities brokerage and clearing businesses under a new holding company named Wachovia/Prudential Financial Advisors, LLC (“WPFA”), owned 62% by Wachovia and 38% by Prudential. As a result, the retail brokerage operations of Prudential Securities Incorporated (“PSI”) were contributed to Wachovia Securities, LLC (“Wachovia Securities”). Wachovia Securities is wholly-owned by WPFA and is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. (“NASD”) and all major securities exchanges. The Partnership and its General Partner, Seaport Futures Management Inc., which was an indirect wholly-owned subsidiary of PSI, entered into a service agreement with Wachovia Securities, effective July 1, 2003. Pursuant to this agreement, Wachovia Securities agreed to provide certain enumerated services to accounts of the limited partners owners carried at Wachovia.

DIVERSIFIED FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 1. ORGANIZATION (CONTINUED)

A.	General Description of the Partnership (Continued)

Effective July 1, 2003, PSI changed its name to Prudential Equity Group, Inc. (“PEG”). PEG remained an indirectly wholly-owned subsidiary of Prudential. PEG was a registered broker-dealer and a member of the NASD and all major securities exchanges and conducted the equity research, domestic and international equity sales and trading operations, and commodity brokerage and derivative operations it had previously conducted as PSI until December 31, 2003. As part of the process of reorganizing its business structure, Prudential Securities Group, Inc. (“PSG”), the direct parent of PEG and a wholly-owned subsidiary of Prudential, transferred the commodity brokerage, commodity clearing and derivative operations previously performed by PEG to another PSG indirect wholly-owned subsidiary, Prudential Financial Derivatives, LLC (“PFD”) effective January 1, 2004. Like PEG, PFD is registered as a futures commission merchant under the Commodity Exchange Act and is a member of the National Futures Association. On April 1, 2004 PEG transferred the ownership of PFD Holdings, LLC, the direct parent of PFD, to PSG.

On June 30, 2004, PSG and Preferred Investment Solutions Corp., formerly Kenmar Advisory Corp. (“Preferred”), entered into a Stock Purchase Agreement, pursuant to which PSG would sell, and Preferred would buy, all of the capital stock of Seaport Futures Management Inc. (the then current General Partner) and another commodity pool operator owned by PSG. In connection with the transaction, Seaport Futures Management Inc. solicited proxies seeking approval from the Partnership’s unitholders for (i) the sale of the stock of Seaport Futures Management Inc. to Preferred; (ii) the concomitant approval of Preferred as the new General Partner of the Partnership; and (iii) the approval of certain amendments to the Amended and Restated Agreement of Limited Partnership. A report on Form 8-K describing the transaction was filed with the Securities and Exchange Commission on July 1, 2004 and the definitive proxies were filed with the Securities and Exchange Commission on July 20, 2004.

Prior to October 1, 2004, the General Partner of the Partnership was Seaport Futures Management, Inc., which was an affiliate of PEG. As of October 1, 2004, Preferred acquired from PSG all of the outstanding stock of the General Partner. Immediately after such acquisition, Seaport Futures Management Inc. was merged with and into Preferred and the Partnership was renamed Diversified Futures Fund L.P. Accordingly, as of October 1, 2004, all of the board of directors and officers of Seaport Futures Management, Inc. resigned. Following Preferred’s acquisition of Seaport Futures Management Inc. and its merger with and into Preferred, Preferred became the successor General Partner of the Partnership.

The term General Partner, as used herein, refers either to Seaport Futures Management, Inc. or Preferred, depending upon the applicable period discussed.

The General Partner is required to maintain at least a 1% interest in the Partnership so long as it is acting as the Partnership’s general partner.

The General Partner generally maintains not less than 75% of the Partnership’s net asset value (“NAV”) in interest-bearing U.S. Government obligations (primarily U.S. Treasury bills), a significant portion of which is utilized for margin purposes for the Partnership’s commodity trading activities. The remaining 25% of NAV is held in the Partnership’s commodity trading accounts.

DIVERSIFIED FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. RELATED PARTIES

Prior to October 1, 2004, the General Partner and its affiliates performed services for the Partnership which included, but were not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services.

Costs and expenses charged to the Partnership for the three months ended March 31, 2005 and 2004 were:

	Three months ended March 31,
	2005	2004
Commissions	$131,331	$170,386
General and administrative	0	165

	$131,331	$170,551

Expenses payable to the General Partner and its affiliates (which are included in accrued expenses) as of March 31, 2005 and December 31, 2004 were $25,558 and $38,476, respectively.

The Partnership’s assets are maintained either in trading or cash accounts at PEG for margin purposes.

The Partnership, acting through its Trading Manager, may execute over-the-counter, spot, forward and/or option foreign exchange transactions with its broker. The broker then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets, Inc. (“PBGM”). PBGM attempts to earn a profit on such transactions.

PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between the Partnership and its broker pursuant to a line of credit. The broker may require that collateral be posted against the marked-to-market positions of the Partnership.

Note 3. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The Partnership is exposed to various types of risk associated with the derivative instruments and related markets in which it invests. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of the Partnership’s investment activities (credit risk).

DIVERSIFIED FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Market Risk

Trading in futures and forward contracts (including foreign exchange) involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of the Partnership’s net assets being traded significantly exceeds the Partnership’s future cash requirements since the Partnership intends to close out its open positions prior to settlement. As a result, the Partnership is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Partnership considers the “fair value” of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with the Partnership’s commitments to purchase commodities is limited to the gross or face amount of the contracts held. However, when the Partnership enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Partnership to unlimited risk.

Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Partnership holds and the liquidity and inherent volatility of the markets in which the Partnership trades.

Credit Risk

When entering into futures or forward contracts, the Partnership is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e. some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by the Partnership as the Partnership’s broker, is the sole counterparty. The Partnership has entered into a master netting agreement with its broker and, as a result when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of the Partnership’s contracts is the net unrealized gain included in the statements of financial condition; however, counterparty non-performance on only certain of the partnership contracts may result in greater loss than non-performance on all of the Partnership’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Partnership.

DIVERSIFIED FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Credit Risk (Continued)

The General Partner attempts to minimize both credit and market risks by requiring the Partnership and its Trading Manager to abide by various trading limitations and policies. The General Partner monitors compliance with these trading limitations and policies, which include, but are not limited to: executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreement among the Partnership, the General Partner and the Trading Manager, the General Partner has the right, among other rights, to terminate the Trading Manager if the NAV allocated to the Trading Manager declines by 50% from the value at the beginning of any year or 40% since the commencement of trading activities. Furthermore, the Partnership Agreement provides that the Partnership will liquidate its positions, and eventually dissolve, if the Partnership experiences a decline in the NAV to less than 50% of the value at commencement of trading activities. In each case, the decline in NAV is after giving effect for distributions and redemptions. The General Partner may impose additional restrictions (through modifications of trading limitations and policies) upon the trading activities of the Trading Manager as it, in good faith, deems to be in the best interests of the Partnership.

The Partnership’s futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not allowed to commingle such assets with its other assets. At March 31, 2005 and December 31, 2004, such segregated assets totaled $4,649,839 and $3,368,695, respectively. Part 30.7 of the CFTC regulations also requires the Partnership’s futures commission merchant to secure assets of the Partnership related to foreign futures and options trading which totaled $1,668,462 and $3,874,227 at March 31, 2005 and December 31, 2004, respectively. There are no segregation requirements for assets related to forward trading.

As of March 31, 2005, all of the Partnership’s open futures and forward contracts mature within one year.

DIVERSIFIED FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4. FINANCIAL HIGHLIGHTS

The following information presents per unit performance data and other supplemental financial data for the three months ended March 31, 2005 and 2004. This information has been derived from information presented in the financial statements.

	Three months ended March 31,
	2005	2004
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$492.54	$490.14

Net realized gain (loss) and change in net unrealized gain (loss) on commodity transactions (1)	(91.20)	40.48
Interest income from U.S. Treasury bills (1)	1.73	0.85
Expenses (1)	(11.53)	(14.02)

Net increase (decrease) for the period	(101.00)	27.31

Net asset value per unit at end of period	$391.54	$517.45

Total Return (3)	(20.51)%	5.57%

Supplemental Data
Ratios to average net asset value:
Net investment loss before incentive fees (2), (4)	(8.85)%	(10.22)%
Incentive fees (3)	0.00%	0.00%

Net investment loss after incentive fees	(8.85)%	(10.22)%

Interest income (4)	1.57%	0.66%

Expenses (4)	10.42%	10.88%

Total returns are calculated based on the change in value of a unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

(1)	Interest income per unit and expenses per unit are calculated by dividing interest income and expenses by the weighted average number of units outstanding during the period. Net realized gain (loss) and change in net unrealized gain (loss) on commodity transactions is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Represents interest income less total expenses (exclusive of incentive fees).
(3)	Not annualized.
(4)	Annualized.

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

The General Partner has evaluated the nature and types of estimates that it makes in preparing the Partnership’s financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or Internationally recognized futures exchange involves a critical accounting policy. The market values of futures (exchange traded) contracts is verified by the administrator who obtains valuation data from third party data providers such as Bloomberg and Reuters and compares those prices with the Partnership’s broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3 PM on the last business day of the reporting period. All values assigned by the administrator and confirmed by the General Partner are final and conclusive as to all limited partners.

As such, if actual results vary from estimates used, they are anticipated to not have a material impact on the financial statements and related disclosures.

Liquidity and Capital Resources

The Partnership commenced operations on October 19, 1988 with gross proceeds of $30,107,800. After accounting for organizational and offering costs, the Partnership’s net proceeds were $29,387,470.

At March 31, 2005, 100% of the Partnership’s total net assets was allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 84% of the net asset value prior to redemptions payable) and cash, which was used as margin for the Partnership’s trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

Since the Partnership’s business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Partnership’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Partnership’s speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond the Partnership’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The General Partner attempts to minimize these risks by requiring the Partnership and its Trading Manager to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 3 to the financial statements for a further discussion on the credit and market risks associated with the Partnership’s futures and forward contracts.

Redemptions by limited partners and General Partner for the three months ended March 31, 2005 were $48,158 and $0, respectively, and from commencement of operations (October 19, 1988) through March 31, 2005 totaled $52,494,353 and $1,133,192 for the limited partners and General Partner, respectively. Limited partners may redeem units as of the last business day of any calendar quarter at the then current net asset value per Unit. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

The Partnership does not have, nor does it expect to have, any capital assets.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2005, the Partnership has not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of the Partnership. While the Partnership’s exposure under such indemnification provisions can not be estimated, these general business indemnifications are not expected to have a material impact on the Partnership’s financial position.

The Partnership’s contractual obligations are with the General Partner, the Trading Manager and its commodity broker. Payments made under the Partnership’s agreement with the Trading Manager are at a fixed rate, calculated as a percentage of the Partnership’s “New High Net Trading Profits”. Management fee payments made to the Trading Manager and fees paid to the General Partner are calculated as a fixed percentage of the Partnership’s Net Asset Values (“NAVs”). As such, the General Partner cannot anticipate the amount of payments that will be required under these agreements for future periods as NAV’s are not known until a future date. Commission payments to the commodity broker are based on a cost per executed trade and, as such, the General Partner cannot anticipate the amount of payments that will be required under the brokerage agreement for future periods as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. For a further discussion on these payments, see Notes 1 & 3 of the Partnership’s 2004 Annual Report.

Results of Operations

The net asset value per Unit as of March 31, 2005 was $391.54, a decrease of 20.51% from the December 31, 2004 net asset value per Unit of $492.54. Past performance is not necessarily indicative of future results.

The Partnership’s trading gains/(losses) before commissions were $(1,412,000) and $670,000 during the three months ended March 31, 2005 and 2004, respectively. Due to the nature of the Partnership’s trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Partnership’s current quarter trading results is presented below.

Quarterly Market Overview

The Federal Reserve, and its heightened inflation concerns, was the big story within the US economy during the first quarter. For the seventh consecutive meeting, the FOMC raised rates at its March meeting and Fed Funds futures market suggests that they will increase them 25 basis points at least, at the next three meetings. The “hawkish” language concerning inflation, at their most recent conclave, had some analysts forecasting that they will eliminate the word “measured” from the next communiqué and possibly hike rates by 50 points at one of the next two meetings. However, recent economic data has been less than scintillating and it seems that they will likely continue at their present pace. Bond yields quickly responded and ended the Quarter near 4.50% after being as high as 4.63% after the FOMC statement. The Fed bias clearly shifted to a more vigilant tone and the decision to change the language was unanimous, although it did not indicate 50 points increases were in the cards. In summary, the US economy continues to grow at a fairly brisk pace but there are some warning signs. The impact of surging oil, record gas pump prices and higher interest rates are not yet fully imbedded in the economic data. This already has many economists calling for a slower second quarter.

Recent data suggest some sluggishness in global growth. Europe, which lagged in the fourth quarter of 2004, extended that pattern with the continuing exception of the United Kingdom. The ECB cut its growth outlook for the Eurozone to 1.6% for 2005 from the previous 1.9%. High oil prices were clearly a factor in the reduced growth outlook. Both the ECB and the Bank of England held rates unchanged in the quarter, as well as at their first meeting in April. France and Germany have experienced “double-digit unemployment.” French unemployment reached a 10-year high of 10.0% and Germany saw a postwar high 11.4% rate. Clearly, Europe, excluding the UK, is the weakest of the three major economic zones, falling behind the Americas and Asia.

Japan entered 2005 on an optimistic note but as the first quarter of 2005 developed the data indicated a slower growth pattern. In mid March the Japanese government revised its fourth quarter 2004 growth estimate, to a positive 0.1% from the previous 0.1% contraction, but much of the other data had a negative leaning, particularly late in the quarter. Annualized, Japan grew at a 0.5% rate in 2004. Increased inventories and government spending were featured. Japan’s Unemployment rate rose to 4.7% in February from 4.5% a month earlier which was weaker than expected. Japan’s February Retail Sales fell 2.8% and Personal Spending dropped 4.1%. As the quarter ended, there was something of an “economic cloud” over Japan’s economy, and with oil over $55 per barrel, the outlook seems tenuous, given the nation’s near 100% dependence on imported oil. The latest “Tankan” report, a business sentiment index issued by the BOJ, was a disappointing 14 in the first quarter, down from 22 in the fourth quarter of 2004 and a 13 year high of 26 in the third quarter of 2004.

Currencies: The US dollar halted a long slide in January, then weakened a bit in February but rallied again in March. The specter of higher interest rates in the US, versus indications that the ECB will not raise rates any time soon, helped propel the dollar higher. With almost 100% certainty that the Fed will raise rates at least for the next three FOMC meetings, the greenback has gained favor. There is speculation that the Bank of England will raise rates later in the year, as the UK economy continues buoyant, but no imminent change is anticipated. Very weak data from Germany and France, particularly on the employment front, worked against the euro, which lost for the month and the quarter. The dollar extended gains against the euro and pound as the second quarter of 2005 began. The yen lost for the quarter and a weak “Tankan” report did not bode well for the second quarter. Overall strength in commodities was supportive of both the Canadian and Australian currencies.

Energies: The energy complex, not surprisingly, led the advance in commodity prices in the first quarter. Products showed particular strength in March as both unleaded and heating oil achieved all time highs. With the exception of a mid March correction, following OPEC’s decision to raise production by 500,000 bpd and speculation that they were prepared to double that if needed, the petroleum complex was constantly on the offensive. Both heating oil and gasoline gained slightly in excess of 15% in March, bringing their respective quarterly appreciation to 41.1% and 34.5% respectively. Winter weather turned cold, with below normal temperatures in key consuming regions during the final third of the season, after have been mild for much of the winter. Despite this, heating oil supplies ended the season at ample levels. Gasoline demand has shown little, if any, indication of slowing, despite record prices in the US at the pump.

Natural gas soared during the quarter and the advance did not appear to be on its own merits but rather more on the heels of the gains in the petroleum complex, although the cold weather in March was supportive. Reports put inventories 222 billion cubic feet above last year and 206 billion ahead of the 5-year average. So it is apparent that inventory levels appear ample and it supports the conclusion that speculation has been a primary driver of prices.

Grains: January’s disappointing steady decline carried into the first week of February, where new life-of-contract lows were posted, down below the $5.00 level, the lowest price seen since the summer of 2002. The February USDA Supply/Demand Report, however, signaled the end of the price erosion, and the rest of the month was spent with soybeans appreciating by almost 25%, to enter the month of March at around the $6.20 level.

Price action seen over the past Quarter for the corn market mirrored that seen in soybeans, but corn’s market volatility was considerably greater. So after a tumultuous period of trading, the end result for the corn market was about a 10 cent, or 5%, loss for the month, and for the entire quarter, a gain of less than 2%.

Wheat’s price pattern over the past 3 months was almost a carbon-copy of that seen in the soybeans. Just as was the case in both the beans and the corn markets, the last half of the month of March was spent giving back all of the monthly gains, and in the case of wheat, some of the advance seen in February as well. For the quarter, wheat closed out with a meager 15 cent, or 5% gain.

Cotton prices during March traded in a 4 cent band, finding both the bottom and the top of the 5000 to 5400 band, twice during the month. For the quarter, prices gained 17%.

Indices: January was a tough month for US equities but February saw solid gains. Unfortunately, the tie-breaker month of March proved to be negative with NASDAQ declining the most. Both the Dow and S&P declined 2.6% in the first quarter.

Foreign markets were somewhat better performers although they tended to weaken as the quarter came to a close. The Nikkei, despite a 0.9% loss in March, saw a 1.6% improvement in the first quarter even with the oil surge and some lackluster economic data. In Europe, London’s FTSE fell 2.1% in March, essentially in line with US markets but decent economic data limited the decline. The German DAX shrugged off a seemingly endless run of negative data and managed to close the first quarter with a gain. France, which saw similarly poor economic numbers, closed out March with gains.

Interest Rates: Treasuries showed a continuing reluctance to move to higher yield levels for much of January and February but finally broke out as March developed. The ongoing Fed policy of raising rates at a 25 basis point clip, at each FOMC meeting, and a near certainty that they will increase them at the next few meetings, has finally impacted market psychology. Among foreign nations, the ECB, BOE and Bank of Canada left rates unchanged as did Japan. There was persistent speculation that the Bank of China might hike rates but no action was taken or seems imminent. Foreign participation in US securities remained strong despite various stories and rumors to the contrary, particularly surrounding Japan, Korea, Russia and OPEC.

Metals: Gold suffered losses for the quarter. The market has clearly been hurt by a recovery in the US dollar against the euro and yen that began in late January. When the dollar weakened toward the end of March, gold prices recovered some of their losses from earlier in the month. The physical market was fairly active and included some seasonal buying from India. Silver put in a very volatile trading performance and was 4.5% higher on the quarter.

The base metal’s complex finished the first quarter with solid gains that included a strong March performance. The sector was able to shrug off higher interest rates, the threat of oil derailing global growth, economic weakness in the Eurozone and misplaced ideas that China’s growth would slow measurably, which would weigh on their demand for base metals and commodities in general. LME inventories remain low for copper, aluminum, zinc, nickel and lead while the demand side of the equation maintains positive momentum. Producers have picked up some of the slack but not enough to thwart the uptrend and base metals have become a favorite of the fund community.

Softs: Coffee turned in a solid March, gaining 4.0%, which brought its quarterly advance to 19.3%. Prices broke out technically, adding to a bullish fundamental structure that includes strong demand.

Sugar went in the other direction, falling 5.1% in March and 6.0% for the quarter within the Dow Jones AIG Index. Remember that sugar prices rose about 40% in 2004 so some correction might have been expected. The market was up in January but subsequently turned lower.

Cocoa had a solid quarter gaining about $100, to $1639, basis nearby futures. Political unrest in the Ivory Coast was an ongoing feature throughout the quarter. In late March, the British Government issued an advisory for its citizens to leave the country following reports of a buildup in armed forces along the ceasefire line between the government and rebels.

Citrus extended its gains with high citrus prices continuing to be sustained by last year’s Florida hurricane damage with estimates that 30% of the crop has been lost. Problems with Brazil’s crop have added to the bullish mix.

Quarterly Partnership Performance

The following is a summary of performance for the major sectors in which the Partnership traded:

Currencies (–): The trend towards a weaker USD in the fourth quarter of 2004 ended and the currency markets fluctuated significantly in the first quarter. Losses were generated from long and short trading positions in the euro, the Swiss franc, the British pound and the Japanese yen.

Energies (+): The trend this quarter was towards higher prices in the energy sector. Profits were generated from long positions in Brent crude, heating oil and natural gas.

Grains (+): The sector traded in a very volatile manner this quarter, but managed to produce a profit from long positions in cotton.

Indices (+): Stock markets globally were mixed for the quarter, making them difficult to trade. Small profits were generated from long positions in the Eurostoxx 50 and Nikkei.

Interest Rates (–): With the US hiking rates and the rest of the developed world keeping rates stable, the interest rate picture was mixed globally. Losses were generated from long and short positions in the JGB and long-term European rates.

Metals (–): While industrial metals continued to rally steadily higher, precious metals, especially gold, corrected in the first quarter. This correction led to losses on both long and short positions in gold and silver.

Softs (+): The sector was profitable all quarter, with the largest gains coming from long positions in coffee.

Interest income is earned on the Partnership’s investments in U.S. Treasury bills and varies monthly according to interest rates, as well as the effect of trading performance and redemptions on the level of interest-bearing funds. Interest income from U.S. Treasury bills increased by $13,000 for the three months ended March 31, 2005 as compared to the corresponding period in 2004 primarily due to the higher overall interest rates during the first quarter of 2005 versus the first quarter of 2004.

Commissions paid to the General Partner are calculated on the Partnership’s net asset value on the first day of each month and, therefore, vary monthly according to trading performance and redemptions. Commissions decreased by $39,000 for the three months ended March 31, 2005, as compared to the corresponding period in 2004. The decrease was primarily due to the effect of unfavorable trading performance during the first quarter of 2005 in addition to redemptions.

All trading decisions for the Partnership are made by the Trading Manager. Management fees are calculated on the Partnership’s net asset value as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by $13,000 for the three months ended March 31, 2005 as compared to the corresponding periods in 2004, respectively. The decrease was primarily due to decreases in monthly net asset values from unfavorable trading performance.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Manager, as defined in the Advisory Agreement among the Partnership, the General Partner and the Trading Manager. No incentives fees were incurred during the three months ended March 31, 2005 and 2004.

General and administrative expenses include audit, tax and legal fees as well as printing and postage costs. General and administrative expenses decreased for the three months ended March 31, 2005 by $1,000, as compared to the three months ended March 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the General Partner carried out an evaluation, under the supervision and with the participation of the officers of the General Partner, including the General Partner’s co-chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures. Based upon that evaluation, the General Partner’s co-chief executive officer and chief financial officer concluded that the Partnership’s disclosure controls and procedures are effective.

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

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings—There are no material legal proceedings pending by or against the Registrant or the General Partner, or for which the Registrant or the General Partner was a party during the period covered by this report

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds—None

Item 3.	Defaults Upon Senior Securities—None

Item 4.	Submission of Matters to a Vote of Security Holders—None

Item 5.	Other Information—None

Item 6.	Exhibits:

	3.1 and 4.1	Second Amended and Restated Agreement of Limited Partnership of the Registrant, dated as of October 1, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

	31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVERSIFIED FUTURES FUND L.P.

By:	Preferred Investment Solutions Corp.
General Partner

By: /s/ Kenneth A. Shewer	Date: May 16, 2005
Kenneth A. Shewer Chairman and Director

By: /s/ Maureen D. Howley	Date: May 16, 2005
Maureen D. Howley Senior Vice President and Chief Financial Officer