Form 10-Q
period 2005-06-30
DIVERSIFIED FUTURES FUND L.P.
filed 2005-08-12
CIK 833225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

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

ITEM 1. FINANCIAL STATEMENTS

DIVERSIFIED FUTURES FUND L.P.

(formerly Prudential-Bache Diversified

Futures Fund LP )

FINANCIAL STATEMENTS

June 30, 2005

DIVERSIFIED FUTURES FUND L.P.

STATEMENTS OF FINANCIAL CONDITION

June 30, 2005 (Unaudited) and December 31, 2004 (Audited)

	June 30, 2005	December 31, 2004
ASSETS
Cash in commodity trading accounts	$1,154,418	$3,028,854
U.S. Treasury bills, at amortized cost (pledged at broker)	4,567,898	4,039,515
Net unrealized gain on open futures contracts	118,367	174,552
Net unrealized gain on open forward contracts	313,285	605,450

Total assets	$6,153,968	$7,848,371

LIABILITIES
Redemptions payable	$361,049	$123,023
Accrued expenses payable	0	40,593
Management fees payable	10,218	12,850
Administrative and operating fees payable	23,056	46,361

Total liabilities	394,323	222,827

Commitments

PARTNERS’ CAPITAL
Limited Partners (14,296 and 15,325 units outstanding) at June 30, 2005 and December 31, 2004	5,697,079	7,548,215
General Partner (157 units outstanding) at June 30, 2005 and December 31, 2004	62,566	77,329

Total partners’ capital	5,759,645	7,625,544

Total liabilities and partners’ capital	$6,153,968	$7,848,371

See accompanying notes.

DIVERSIFIED FUTURES FUND L.P.

CONDENSED SCHEDULES OF INVESTMENTS

June 30, 2005 (Unaudited) and December 31, 2004 (Audited)

	June 30, 2005		December 31, 2004
	Amortized Cost as a % of Partners’ Capital	Amortized Cost	Amortized Cost as a % of Partners’ Capital	Amortized Cost
Investments in U.S. Treasury Bills
U.S. Treasury bills – face amounts of $4,570,000 and $4,040,000 and maturities of July 7, 2005 and January 6, 2005, respectively	79.31%	$4,567,898	52.97%	$4,039,515

	Net Unrealized Gain (Loss) as a % of Partners’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Partners’ Capital	Net Unrealized Gain (Loss)
Futures and Forward Contracts
Futures contracts purchased:
Commodities	(1.55)%	$(89,325)	3.17%	$241,799
Interest rates	3.82%	220,261	(0.25)%	(19,322)
Stock indices	0.39%	22,389	0.53%	40,645

Net unrealized gain on futures contracts purchased	2.66%	153,325	3.45%	263,122

Futures contracts sold:
Commodities	(0.61)%	(34,958)	(0.55)%	(41,995)
Interest rates	0.00%	0	(0.16)%	(11,900)
Stock indices	0.00%	0	(0.46)%	(34,675)

Net unrealized (loss) on futures contracts sold	(0.61)%	(34,958)	(1.17)%	(88,570)

Net unrealized gain on futures contracts	2.05%	$118,367	2.28%	$174,552

Forward contracts purchased:
Net unrealized gain (loss) on forward contracts purchased	(3.63)%	$(209,236)	9.06%	$690,583

Forward contracts sold:
Net unrealized gain (loss) on forward contracts sold	9.07%	522,521	(1.12)%	(85,133)

Net unrealized gain on forward contracts	5.44%	$313,285	7.94%	$605,450

See accompanying notes.

DIVERSIFIED FUTURES FUND L.P.

STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2005 and 2004

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES
Net realized gain (loss) on commodity transactions	$90,457	$(1,301,701)	$(815,627)	$(59,634)
Change in net unrealized (loss) on open commodity transactions	157,688	(535,869)	(348,350)	(1,107,999)
Interest income from U.S. Treasury bills	30,821	13,524	57,671	27,611

Total revenues	278,966	(1,824,046)	(1,106,306)	(1,140,022)

EXPENSES
Commissions	121,710	151,244	253,041	321,630
Management fees	30,646	34,473	60,923	78,091
General and administrative	19,504	27,586	36,422	45,643

Total expenses	171,860	213,303	350,386	445,364

NET INCOME (LOSS)	$107,106	$(2,037,349)	$(1,456,692)	$(1,585,386)

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average limited and general partnership unit	$6.97	$(126.38)	$(94.47)	$(97.05)

Weighted average number of limited and general partnership units outstanding	15,359	16,121	15,420	16,336

See accompanying notes.

DIVERSIFIED FUTURES FUND L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the Six Months Ended June 30, 2005 and 2004

(Unaudited)

	Units	Limited Partners	General Partners	Total
Six months ended June 30, 2005
Partners’ capital at December 31, 2004	15,482	$7,548,215	$77,329	$7,625,544
Net (loss) for the six months ended June 30, 2005		(1,441,929)	(14,763)	(1,456,692)
Redemptions	(1,029)	(409,207)	0	(409,207)

Partners’ capital at June 30, 2005	14,453	$5,697,079	$62,566	$5,759,645

Six months ended June 30, 2004
Partners’ capital at December 31, 2003	16,550	$8,030,488	$81,364	$8,111,852
Net (loss) for the six months ended June 30, 2004		(1,569,446)	(15,940)	(1,585,386)
Redemptions	(556)	(268,800)	(2,852)	(271,652)

Partners’ capital at June 30, 2004	15,994	$6,192,242	$62,572	$6,254,814

Net Asset Value per Limited and General Partnership Unit
June 30, 2005	December 31, 2004	June 30, 2004	December 31, 2003
$398.51	$492.54	$391.07	$490.14

See accompanying notes.

DIVERSIFIED FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A.	General Description of the Partnership

The statement of financial condition, including the condensed schedule of investments, as of June 30, 2005, the statements of operations for the three months and six months ended June 30, 2005 and 2004, and the statements of changes in partners’ capital for the six months ended June 30, 2005 and 2004 are unaudited. In the opinion of the General Partner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Diversified Futures Fund L.P. (the “Partnership”) as of June 30, 2005, and the results of its operations for the three months and six months ended June 30, 2005 and 2004. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

On July 1, 2003, Prudential Financial, Inc. (“Prudential”) and Wachovia Corp. (“Wachovia”) combined their separate retail securities brokerage and clearing businesses under a new holding company named Wachovia/Prudential Financial Advisors, LLC (“WPFA”), owned 62% by Wachovia and 38% by Prudential. As a result, the retail brokerage operations of Prudential Securities Incorporated (“PSI”) were contributed to Wachovia Securities, LLC (“Wachovia Securities”). Wachovia Securities is wholly-owned by WPFA and is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. (“NASD”) and all major securities exchanges. The Partnership and its General Partner, Seaport Futures Management Inc., which was an indirect wholly-owned subsidiary of PSI, entered into a service agreement with Wachovia Securities, effective July 1, 2003. Pursuant to this agreement, Wachovia Securities agreed to provide certain enumerated services to accounts of the limited partners carried at Wachovia.

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

Costs and expenses charged to the Partnership for services performed by the General Partner and its affiliates for the three months and six months ended June 30, 2005 and 2004 were:

	Three months ended June 30,		Six Months June 30,
	2005	2004	2005	2004
Commissions	$121,710	$151,244	$253,041	$321,630
General and administrative	0	165	0	330

	$121,710	$151,409	$253,041	$321,960

Expenses payable to the General Partner and its affiliates (which are included in accrued expenses) as of June 30, 2005 and December 31, 2004 were $0 and $38,476, respectively.

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

The Partnership’s futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not allowed to commingle such assets with its other assets. At June 30, 2005 and December 31, 2004, such segregated assets totaled $3,570,225 and $3,368,695, respectively. Part 30.7 of the CFTC regulations also requires the Partnership’s futures commission merchant to secure assets of the Partnership related to foreign futures and options trading which totaled $2,270,458 and $3,874,227 at June 30, 2005 and December 31, 2004, respectively. There are no segregation requirements for assets related to forward trading.

As of June 30, 2005, all of the Partnership’s open futures and forward contracts mature within one year.

DIVERSIFIED FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4. FINANCIAL HIGHLIGHTS

The following information presents per unit performance data and other supplemental financial data for the three months and six months ended June 30, 2005 and 2004. This information has been derived from information presented in the financial statements.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$391.54	$517.45	$492.54	$490.14

Net realized gain (loss) and change in net unrealized gain (loss) on commodity transactions (1)	16.15	(113.99)	(75.05)	(73.51)
Interest income from U.S. Treasury bills (1)	2.01	0.84	3.74	1.69
Expenses (1)	(11.19)	(13.23)	(22.72)	(27.25)

Net increase (decrease) for the period	6.97	(126.38)	(94.03)	(99.07)

Net asset value per unit at end of period	$398.51	$391.07	$398.51	$391.07

Total Return (3)	1.78%	(24.42)%	(19.09)%	(20.21)%

Supplemental Data

Ratios to average net asset value:
Net investment loss before incentive fees (2), (4)	(9.73)%	(11.02)%	(9.25)%	(10.72)%
Incentive fees (3)	0.00%	0.00%	0.00%	0.00%

Net investment loss after incentive fees	(9.73)%	(11.02)%	(9.25)%	(10.72)%

Interest income (4)	2.13%	0.75%	1.82%	0.71%

Expenses before incentive fees (annualized) (4)	11.86%	11.77%	11.08%	11.43%
Incentive fees (3)	0.00%	0.00%	0.00%	0.00%

Total expenses after incentive fees	11.86%	11.77%	11.08%	11.43%

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

At June 30, 2005, 100% of the Partnership’s total net assets was allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 75% of the net asset value prior to redemptions payable) and cash, which was used as margin for the Partnership’s trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

Redemptions by limited partners were 361,049 and 409,207 for the three months and six months ended June 30, 2005, respectively, and General Partner redemptions for the three months and six months ended June 30, 2005 totaled $0 and $0, respectively. Redemptions recorded from commencement of operations (October 19, 1988) through June 30, 2005 totaled $52,855,402 and $1,133,192 for the limited partners and General Partner, respectively. Limited partners may redeem units as of the last business day of any calendar quarter at the then current net asset value per Unit. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

The Partnership does not have, nor does it expect to have, any capital assets.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2005, the Partnership has not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of the Partnership. While the Partnership’s exposure under such indemnification provisions can not be estimated, these general business indemnifications are not expected to have a material impact on the Partnership’s financial position.

The Partnership’s contractual obligations are with the General Partner, the Trading Manager and its commodity broker. Payments made under the Partnership’s agreement with the Trading Manager are at a fixed rate, calculated as a percentage of the Partnership’s “New High Net Trading Profits”. Management fee payments made to the Trading Manager and fees paid to the General Partner are calculated as a fixed percentage of the Partnership’s Net Asset Values (“NAVs”). As such, the General Partner cannot anticipate the amount of payments that will be required under these agreements for future periods as NAVs are not known until a future date. Commission payments to the commodity broker are based on a cost per executed trade and, as such, the General Partner cannot anticipate the amount of payments that will be required under the brokerage agreement for future periods as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. For a further discussion on these payments, see Notes 1 & 3 of the Partnership’s 2004 Annual Report.

Results of Operations

The net asset value per Unit as of June 30, 2005 was $398.51, a decrease of 19.09% from the December 31, 2004 net asset value per Unit of $492.54 and an increase of 1.78% from the March 31, 2005 net asset value per Unit of $391.54. Past performance is not necessarily indicative of future results.

The Partnership’s trading gains/(losses) before commissions were $248,000 and $(1,164,000) during the three months and six months ended June 30, 2005, respectively, compared to losses of $1,838,000 and $1,168,000 for the corresponding periods in the prior year. Due to the nature of the Partnership’s trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Partnership’s current quarter trading results is presented below.

Quarterly Market Overview

The US economy continued to outperform both Europe and Asia in the second quarter of 2005, although growth showed some evidence of a modest slowdown. The Federal Reserve continued its policy of measured 25 point rate increases and the statement from the June 30th Federal Open Market Committee meeting indicated that it will maintain this policy in the third quarter of 2005, and possibly beyond. The Federal Reserve has now raised interest rates at nine consecutive meetings, to 3.25% as of June 30, 2005. This has helped strengthen both the US dollar and US treasuries, as the US has a distinct rate advantage over Europe and Japan.

Gains in the US economy were not shared by Europe and Japan, with Europe in particular showing economic malaise. Germany and France showed low growth and weak employment, and Italy is essentially in a recession. Even the UK, which had previously outperformed the rest of Europe, began to show weakness. The result has been a slide in the British pound and growing speculation that the Bank of England may cut interest rates as soon as early July.

The economic outlook in Japan is somewhat better than in Europe. The Bank of Japan’s recently released quarterly Tankan Survey of Corporate Sentiment showed widespread improvement in June, with both large and small manufacturers as well as non-manufacturers more optimistic about business conditions. This came in spite of high oil prices and a sharp decline in export growth.

Currencies: Following a weak performance in April, the euro experienced a further decline for much of May and hit a 10-month low in June before firming a bit at the end of the month. A major factor was the pattern of global interest rates, which put the euro at a distinct disadvantage. The British pound hit an 8-month low on June 30th. Part of the euro’s recovery toward the end of June was related to the belief that the European Central Bank will wait until later in the year to move rates, given its long history of being slow to act. Additionally, surging crude oil prices raised inflation concerns. The euro continued to suffer from the rejection of the European Union constitution by French and Dutch voters. During the quarter, the Swiss franc also hit a 10-month low prior to a modest recovery. Despite recent strength against many currencies, the US dollar continues to suffer weakness within the long-term trend. The latest data on the US Current Account Deficit was released on June 17th showing a 3.6% increase to a record $195.1 billion in the first quarter of 2005. The deficit amounted to a record 6.4% of the US Gross Domestic Product and was larger than predicted. The Japanese yen fell to a 10-month low against the US dollar amid concerns surrounding high oil prices. Moreover, a declining trade surplus and a growing dependence on the domestic economy served to pressure the yen with Japan’s Gross Domestic Product running at about 1.5%. While Japan’s economy is not in nearly as bad shape as Europe’s, it continues to suffer and the Bank of Japan continues in an accommodative stance. Among other currencies, the Australian dollar entered June with a year-to-date loss of about 2.5% versus the US dollar but rising metals and energy prices helped the currency recover most of that and it is now essentially flat for the year. The Canadian dollar also had a positive June, gaining about 2.5% and lowering its year-to-date loss versus the US dollar to approximately 2.0%. The South African rand, which declined approximately 9% in May versus the US dollar, continued to decline in June.

Energies: Crude oil prices continued to rise in June, and for most of the second quarter. The driving factors to the price increase included a growing concern that refinery facilities will be unable to produce gasoline and heating oil to satisfy the seemingly inelastic demand for these products. Consumer demand for these products persists at a rapid pace with record demand seen as the July 4th holiday approached. Additionally, geopolitical factors played a part in the rally, including a brief Nigerian strike and growing tensions between the Nigerian government and local oil workers. The Iranian elections also helped to increase prices in the market, as Tehran’s Mayor, Mahmoud Ahmadinejad, considered an extreme conservative, was elected President of Iran. Natural gas was not nearly as buoyant during the quarter although prices rallied in June. The weather was supportive, with extreme heat noted in key consuming regions for much of June. However, the US Department of Energy’s inventory reports noted that inventories were sufficient.

Grains: For the agronomic commodity sector, with the exception of cotton, prices in the second quarter exhibited a rally. Major contributors of this rally included a “late” spring with cool, to cold, springtime temperatures in the Northern hemisphere, relative lack of post planting precipitation in the same areas, the monsoon rains arriving two to three weeks later than average in India and unabated growth in raw material demand by the largest consuming country in the world, China. In the US, a noticeable shift was seen out of soybean acreage, and into other competing crops, notably because of the discovery of Asian Soybean Rust (ASR) in the Gulf Coast States. This is the first time ASR has ever been seen in the US, which resulted in farmers becoming concerned about yield reduction, additional cultural control costs, and a general fear of crop deterioration.

Indices: The second quarter was truly mixed for US equities, with April a down month, May a positive one, and June showing little change. For the quarter, the Dow fell 1.7%, the S&P 500 rose 1.2% and the Nasdaq rose 1.3%. During the second quarter, the US equity markets were directionless. There was plenty of mergers and acquisition activity and earnings were respectable. However, there were concerns, including the well-documented problems at General Motors and Ford. Economic data was decent but not inspiring. Crude oil prices running near $60 per barrel put pressure on the markets and a stronger US dollar raised some profit concerns. In the June 30th statement following its ninth consecutive 25 point rate hike, the Federal Reserve indicated that it is not done raising rates, resulting in stocks ending the month with a weak final session, including a triple digit loss for the Dow. European equities had a positive month and a positive quarter despite lackluster economic data, the failure of the European Union to reach a budget agreement and the “no” votes on the European Union constitution. The UK, which had previously avoided much of Europe’s economic decline, showed evidence of weakness in the second quarter. Regardless, the FTSE gained 149 points in June to 5,113 and is up 6.2% year-to-date. The Nikkei, which declined 660 points in April and recovered 265 points in May, was weak early in June, but rebounded to end the month up 300 points. Japanese economic data was mixed, showing some improvement domestically, but displaying weakness on the export front.

Interest Rates: The US treasury market for most of the second quarter was characterized by lower yields and a flatter yield curve. After closing out May at 3.98% and falling to 3.82% in early June, the yield on the benchmark 10-year note briefly spiked to 4.15% but fell to 3.96% by the end of June. The spread between the 2-year and 10-year notes, which stood at 55 points in April and 40 points at the end of May, further narrowed to 34 points at the end of June, with increasing talk of a potential inverted yield curve. The flight to safety buying of Treasuries which occurred in April and May, persisted in June, albeit at a lessened pace. The Federal Reserve raised interest rates another 25 basis points on June 30th and the statement from the Federal Open Market Committee indicated that it will continue to raise rates at a measured pace. The European Central Bank and Bank of England did not change rates. However, at the end of June there was growing speculation that both may cut rates soon, led in part by a surprisingly aggressive 50 basis point reduction by Sweden’s Riksbank to 1.5%. The Bank of Canada and Reserve Bank of Australia left rates unchanged.

Metals: After falling nearly 5% in May, gold prices rose sharply in June to their highest levels since mid-March. As June ended, gold appeared headed for still higher levels. Uncertainty surrounding global equity markets and relatively low global interest rates helped the rally in gold. Silver did not keep pace with gold’s rally, although it remained higher for the year. Among the base metals, copper gained approximately 8% during June and was up 12% year-to-date, although prices eased from 16-year highs of over $1.60 per pound in the final half of June. Strong demand from China continued to drive prices higher, as it did in the first quarter of 2005. Aluminum declined approximately 4.5% in June and is down approximately 9.8% year-to-date. Nickel, which rose approximately 7% in May, experienced particular weakness as prices tumbled approximately 12.5% in June due to a heavy sell-off toward the end of June, leaving prices down approximately 1.5% year-to-date.

Softs: Coffee prices tumbled throughout the second quarter of 2005 on news that the Brazilian harvest is doing well. In June, coffee was the weakest of the 19 components of the Dow Jones AIG Index. Solid physical demand for sugar globally, but in particular from China where May imports were reported at 170,875 tonnes, well ahead of last year’s 157,683 tonnes, helped sugar surge in May and June. White sugar demand remains brisk and the European Union has withdrawn as a seller for the time being. After declining steadily for most of the second quarter of 2005, cocoa prices became volatile in June on reports of building tensions in the Ivory Coast ahead of the scheduled start of disarmament on June 27. With the market on edge, prices surged temporarily. Subsequently, the disarmament was delayed. Violence in the region continues, but tensions eased somewhat towards the end of June as the United Nations increased its commitment to the Peace Keeping Force.

Quarterly Partnership Performance

The following is a summary of performance for the major sectors in which the Partnership traded:

Currencies (+): The major currencies experienced a significant sell off versus the US dollar over the last two months of the second quarter. Gains were derived from short positions in the euro and Swiss franc, and from long and short positions in the British pound.

Energies (-): The sector was choppy this quarter with prices rebounding after a mid-quarter sell-off to finish at levels close to where they began the quarter. Losses were experienced throughout this sector.

Grains (-): Most components of the sector ended the quarter where they began, albeit with multiple changes of direction within the 3-month period. The net result for the quarter was negative, with long and short positions in corn, cotton and wheat contributing the most to the sector’s loss.

Indices (-): Global markets, excluding Japan, overcame losses during the first half of the second quarter to finish with modest gains. Losses were generated from both long and short positions in the Nikkei, EuroStoxx, and Nasdaq indices.

Interest Rates (+): The prices of US, European and Japanese bonds all strengthened during the second quarter. Long positions along the British, German and Japanese curves contributed towards the gain.

Metals (-): Most of the industrial and precious metals were trendless for the quarter, making them difficult to trade. Losses were generated from short positions in aluminum, as well as from long and short positions in copper and silver.

Softs (-): The sector experienced a loss for the quarter, with the largest losses coming from short positions in cocoa and long positions in live cattle.

Interest income is earned on the Partnership’s investments in U.S. Treasury bills and varies monthly according to interest rates, as well as the effect of trading performance and redemptions on the level of interest-bearing funds. Interest income from U.S. Treasury bills increased by $17,000 and $30,000 for the three months and six months ended June 30, 2005, as compared to the corresponding period in 2004, respectively, primarily due to the higher overall interest rates during 2005 versus 2004.

Commissions paid to the General Partner are calculated on the Partnership’s net asset value on the first day of each month and, therefore, vary monthly according to trading performance and redemptions. Commissions decreased by $30,000 and $69,000 for the three months and six months ended June 30, 2005 as compared to the corresponding period in 2004, respectively. These decreases were primarily due to the effect of unfavorable trading performance during 2005 in addition to redemptions.

All trading decisions for the Partnership are made by the Trading Manager. Management fees are calculated on the Partnership’s net asset value as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by $4,000 and $17,000 for the three months and six months ended June 30, 2005 as compared to the corresponding periods in 2004, respectively. These decreases were primarily due to decreases in monthly net asset values from unfavorable trading performance.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Manager, as defined in the Advisory Agreement among the Partnership, the General Partner and the Trading Manager. No incentives fees were incurred during the three months and six months ended June 30, 2005 and 2004.

General and administrative expenses include audit, tax and legal fees as well as printing and postage costs. General and administrative expenses decreased for the three months and six months ended June 30, 2005 by $8,000 and $9,000, as compared to the three months and six months ended June 30, 2004, respectively.

ITEM3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings – There are no material legal proceedings pending by or against the Registrant or the General Partner, or for which the Registrant or the General Partner was a party during the period covered by this report

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits:

3.1
and
4.1	Second Amended and Restated Agreement of Limited Partnership of the Registrant, dated as of October 1, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVERSIFIED FUTURES FUND L.P.

By:	Preferred Investment Solutions Corp.
General Partner

	By:	/s/ Kenneth A. Shewer	Date: August 12, 2005
Kenneth A. Shewer
Chairman and Director

	By:	/s/ Maureen D. Howley	Date: August 12, 2005
Maureen D. Howley
Senior Vice President and Chief Financial Officer