Form 10-Q
period 2006-03-31
DIVERSIFIED FUTURES FUND L.P.
filed 2006-05-15
CIK 833225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (ad defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIVERSIFIED FUTURES FUND L.P.

FINANCIAL STATEMENTS

March 31, 2006

DIVERSIFIED FUTURES FUND L.P.

STATEMENTS OF FINANCIAL CONDITION

March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

	March 31, 2006	December 31, 2005
ASSETS
Cash in commodity trading accounts	$658,528	$1,188,209
U.S. Treasury bills, at amortized cost (pledged at broker)	3,638,690	3,919,294
Net unrealized gain (loss) on open futures contracts	604,156	(13,698)
Net unrealized gain (loss) on open forward contracts	(69,992)	190,341

Total assets	$4,831,382	$5,284,146

LIABILITIES
Redemptions payable	$143,797	$284,979
Accrued expenses	14,517	18,260
Management fees payable	8,026	8,679
Administrative and operating fees payable	44,270	58,680

Total liabilities	210,610	370,598

PARTNERS’ CAPITAL
Limited Partners (12,592 and 12,981 units outstanding) at March 31, 2006 and December 31, 2005	4,572,476	4,861,121
General Partner (133 and 140 units outstanding) at March 31, 2006 and December 31, 2005	48,296	52,427

Total partners’ capital	4,620,772	4,913,548

Total liabilities and partners’ capital	$4,831,382	$5,284,146

See accompanying notes.

DIVERSIFIED FUTURES FUND L.P.

CONDENSED SCHEDULES OF INVESTMENTS

March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

	March 31, 2006		December 31, 2005
Investments in U.S. Treasury Bills	Amortized Cost as a % of Partners’ Capital	Amortized Cost	Amortized Cost as a % of Partners’ Capital	Amortized Cost
U.S. Treasury bills – face amounts of $3,920,000 and $4,040,000 and maturities of January 5, 2006 and January 6, 2005, respectively	78.75%	$3,638,690	79.77%	$3,919,294

Futures and Forward Contracts	Net Unrealized Gain (Loss) as a % of Partners’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Partners’ Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	4.78%	$220,647	0.07%	$3,685
Stock indices	3.60%	166,182	0.94%	46,191

Net unrealized gain on futures contracts purchased	8.38%	386,829	1.01%	49,876

Futures contracts sold:
Commodities	(2.21)%	(102,084)	(0.60)%	(29,601)
Interest rates	6.91%	319,411	(0.69)%	(33,973)

Net unrealized gain (loss) on futures contracts sold	4.70%	217,327	(1.29)%	(63,574)

Net unrealized gain (loss) on futures contracts	13.08%	$604,156	(0.28)%	$(13,698)

Forward contracts purchased:
Net unrealized gain (loss) on forward contracts purchased	(0.76)%	$(35,053)	2.29%	$112,479

Forward contracts sold:
Net unrealized gain (loss) on forward contracts sold	(0.76)%	(34,939)	1.58%	77,862

Net unrealized gain (loss) on forward contracts	(1.52)%	$(69,992)	3.87%	$190,341

See accompanying notes.

DIVERSIFIED FUTURES FUND L.P.

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

	Three Months Ended March 31,
	2006	2005
REVENUES
Net realized (loss) on commodity transactions	$(404,413)	$(906,084)
Change in net unrealized gain (loss) on open commodity transactions	357,521	(506,038)
Interest income	36,476	26,850

Total revenues	(10,416)	(1,385,272)

EXPENSES
Commissions	93,706	131,331
Management fees	23,287	30,277
General and administrative	21,570	16,918

Total expenses	138,563	178,526

NET (LOSS)	$(148,979)	$(1,563,798)

NET (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL PARTNERSHIP UNIT
Net (loss) per weighted average limited and general partnership unit	$(11.44)	$(101.01)

Weighted average number of limited and general partnership units outstanding	13,022	15,482

See accompanying notes.

DIVERSIFIED FUTURES FUND L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

	Units	Limited Partner	General Partners	Total
Three months ended March 31, 2006
Partners’ capital at December 31, 2005	13,121	$4,861,121	$52,427	$4,913,548
Net (loss) for the three months ended March 31, 2006		(147,389)	(1,590)	(148,979)
Redemptions	(396)	(141,256)	(2,541)	(143,797)

Partners’ capital at March 31, 2006	12,725	$4,572,476	$48,296	$4,620,772

Three months ended March 31, 2005
Partners’ capital at December 31, 2004	15,482	$7,548,215	$77,329	$7,625,544
Net (loss) for the three months ended March 31, 2005		(1,547,940)	(15,858)	(1,563,798)
Redemptions	(123)	(48,158)	0	(48,158)

Partners’ capital at March 31, 2005	15,359	$5,952,117	$61,471	$6,013,588

Net Asset Value per Limited and General Partnership Unit
March 31, 2006	December 31, 2005	March 31, 2005	December 31, 2004
$363.12	$374.48	$391.54	$492.54

See accompanying notes.

DIVERSIFIED FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1.	ORGANIZATION

A.	General Description of the Partnership

The statement of financial condition, including the condensed schedule of investments, as of March 31, 2006, and the statements of operations and changes in partners’ capital for the three months ended March 31, 2006 and 2005 are unaudited. In the opinion of Preferred Investment Solutions Corp. (the “General Partner”), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Diversified Futures Fund L.P. (the “Partnership”) as of March 31, 2006 and the results of its operations for the three months ended March 31, 2006 and 2005. The operating results for the interim periods may not be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Diversified Futures Fund L.P. is a Delaware limited partnership formed on May 25, 1988 which will terminate on December 31, 2008 unless terminated sooner under the provisions of the Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”). The Partnership was formed to engage in the speculative trading of commodity futures, forward and options contracts.

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

Note 2.	RELATED PARTIES

The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services.

DIVERSIFIED FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	RELATED PARTIES (CONTINUED)

Costs and expenses charged to the Partnership for the three months ended March 31, 2006 and 2005 were:

	Three months ended March 31,
	2006	2005
Commissions	$93,706	$131,331
General and administrative	3,010	0

	$96,716	$131,331

Expenses payable to the General Partner and its affiliates (which are included in accrued expenses) as of March 31, 2006 and December 31, 2005 were $12,197 and $17,007, respectively.

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

The Partnership’s futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not allowed to commingle such assets with its other assets. At March 31, 2006 and December 31, 2005, such segregated assets totaled $283,469 and $177,463, respectively. Part 30.7 of the CFTC regulations also requires the Partnership’s futures commission merchant to secure assets of the Partnership related to foreign futures and options trading which totaled $4,617,905 and $4,916,342 at March 31, 2006 and December 31, 2005, respectively. There are no segregation requirements for assets related to forward trading.

As of March 31, 2006, all of the Partnership’s open futures and forward contracts mature within one year.

DIVERSIFIED FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.	FINANCIAL HIGHLIGHTS

The following information presents per unit performance data and other supplemental financial data for the three months ended March 31, 2006 and 2005. This information has been derived from information presented in the financial statements.

	Three months ended March 31,
	2006	2005
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$374.48	$492.54

Net realized (loss) and change in net unrealized (loss) on commodity transactions (1)	(3.52)	(91.20)
Interest income (1)	2.80	1.73
Expenses (1)	(10.64)	(11.53)

Net (decrease) for the period	(11.36)	(101.00)

Net asset value per unit at end of period	$363.12	$391.54

Total Return (3)	(3.03)%	(20.51)%

Supplemental Data
Ratios to average net asset value:
Net investment (loss) before incentive fees (2), (4)	(8.90)%	(8.85)%
Incentive fees (3)	0.00%	0.00%

Net investment (loss) after incentive fees	(8.90)%	(8.85)%

Interest income (4)	3.18%	1.57%

Expenses (4)	12.08%	10.42%

Total returns are calculated based on the change in value of a unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

(1)	Interest income per unit and expenses per unit are calculated by dividing interest income and expenses by the weighted average number of units outstanding during the period. Net realized (loss) and change in net unrealized (loss) on commodity transactions is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Represents interest income less total expenses (exclusive of incentive fees).
(3)	Not annualized.
(4)	Annualized.

DIVERSIFIED FUTURES FUND L.P.

(a limited partnership)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report includes forward-looking statements that reflect Preferred Investment Solutions Corp. the (“General Partner”) current expectations about the future results, performance, prospects and opportunities of Diversified Futures Fund LP (“the Partnership” or “Partnership”). The General Partner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the General Partner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Partnership’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, the General Partner undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

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

At March 31, 2006, 100% of the Partnership’s total net assets was allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 79% of the net asset value) which was used as margin for the Partnership’s trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

Redemptions by limited partners and the General Partner for the three months ended March 31, 2006 were $141,256 and $2,541, respectively, and from commencement of operations (October 19, 1988) through March 31, 2006 totaled $53,484,860 and $1,142,025 for the limited partners and General Partner, respectively. Limited partners may redeem units as of the last business day of any calendar quarter at the then current net asset value per Unit. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

The Partnership does not have, nor does it expect to have, any capital assets.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2006, the Partnership has not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of the Partnership. While the Partnership’s exposure under such indemnification provisions can not be estimated, these general business indemnifications are not expected to have a material impact on the Partnership’s financial position.

The Partnership’s contractual obligations are with the General Partner, the Trading Manager and its commodity broker. Payments made under the Partnership’s agreement with the Trading Manager are at a fixed rate, calculated as a percentage of the Partnership’s “New High Net Trading Profits”. Management fee payments made to the Trading Manager and fees paid to the General Partner are calculated as a fixed percentage of the Partnership’s Net Asset Values (“NAVs”). As such, the General Partner cannot anticipate the amount of payments that will be required under these agreements for future periods as NAVs are not known until a future date. Commission payments to the commodity broker are based on a cost per executed trade and, as such, the General Partner cannot anticipate the amount of payments that will be required under the brokerage agreement for future periods as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. For a further discussion on these payments, see Notes 1 and 3 of the Partnership’s 2005 Annual Report.

Results of Operations

The net asset value per Unit as of March 31, 2006 was $363.12, a decrease of 3.03% from the December 31, 2005 net asset value per Unit of $374.48. Past performance is not necessarily indicative of future results.

The Partnership’s trading losses before commissions were approximately $47,000 and $1,412,000 during the three months ended March 31, 2006 and 2005, respectively. Due to the nature of the Partnership’s trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Partnership’s current quarter trading results is presented below.

Quarterly Market Overview

Markets in both the U.S. and Europe seemed to overlook numerous geopolitical issues in the first quarter of 2006.

In the U.S., a major event for the first quarter was the transition in Federal Reserve (“Fed”) leadership from Alan Greenspan to Ben Bernanke. For months prior to the transition there was concern that the change could result in considerable volatility in fixed income and equity markets. The transition, however, appears seamless.

For much of the first quarter, the answer to the question of when the Fed might be approaching the end of the rate hike cycle changed depending on the latest economic data. By quarter’s end it became apparent that the Fed was not finished, and that there were likely two, and possibly three, additional 25 basis point moves to come. Yields reflected this as the benchmark 10-year Note moved from 4.395% at the end of 2005 to 4.853% at the end of March 2006. The 2-year Note stood at 4.845% at the end of the quarter, versus 4.535% at the end of 2005. The reintroduction of the 30-year bond in February proved to be a success, with strong foreign bidding. In regard to the yield curve, Chairman Bernanke stated on numerous occasions that the inverted curve was “not a harbinger of deteriorating economic fundamentals, but rather related to strong foreign demand.” The yield curve inversion between the 2 and 10-year Notes was as much as 16 basis points in early March, but as the second quarter began, the curve was out of inversion.

The first quarter economic data was positive with limited inflation. Fourth quarter Gross Domestic Product (“GDP”) was revised up to 1.7%. The Conference Board’s March Consumer Confidence reading of 107.2 showed a strong consumer sector, despite higher gas prices. The first quarter saw solid growth in durable goods and factory orders, and manufacturing confidence indicators were upbeat. Housing concerns persisted, and there is evidence of some slowing as mortgage rates increase, but a housing bubble seems to have been averted.

Equity markets finished the first quarter on a strong note, after a mixed pattern in January and February. The S&P 500 had its best first quarter in 7 years with a 3.7% gain, and the Dow Jones Industrial Average also rose 3.7%. NASDAQ led the first quarter rally with a 6.1% gain. The U.S. dollar was volatile in the first quarter. The Japanese yen finished March at 117.68 versus the U.S. dollar, little changed from the end of December, while the Euro was at 1.2116 versus the U.S. dollar, down 2.4% for the quarter.

The Eurozone showed evidence of economic improvement in the first quarter. Data was mostly positive, with a few exceptions such as German Unemployment at 11.4%. On the other hand, German business confidence, as measured by the widely followed IFO Indicator, rose to a 15-year high of 105.4 in March. Data emanating from France and other Euro nations was mostly positive. The European Central Bank (“ECB”) raised rates twice in the last four months, and at least two additional moves are anticipated. Eurozone CPI has been advancing at around 2.3%, above the 2.0% ECB target, which adds to the probability of a rate hike.

In addition to steady economic growth, European equity markets soared in the first quarter as international fund managers were active buyers. In the first quarter, the DAX rose 10.4%, the CAC rose 10.7% and the Stoxx 600, a broad measure of various European equity exchanges, was up 7.9%. Oil in excess of $60 per barrel appears to have caused less impact on global growth than anticipated. Europe had been thought to be more vulnerable than the U.S. but that has not been the case as energy’s percentage of GDP has declined materially in recent years.

The Bank of England held rates steady, as the U.K. lagged the other European Union countries. The British pound finished the quarter slightly higher versus the U.S. dollar and the FTSE was up 6.2%.

The major economic development in Japan was the end of that nation’s long-standing deflationary period. In late March, the Bank of Japan (“BOJ”) took the first steps toward ending their “ultra-easy” monetary policy. The BOJ did not, however, alter its zero interest rate policy. The Japanese banking system continues to recover, and the Nikkei increased 5.9% in the first quarter.

Elsewhere in Asia, China remains strong with GDP growth in excess of 9%. The Chinese currency revaluation is progressing slowly. Korea maintained a strong growth trend for the period, but the Bank of Korea held rates unchanged at its most recent meeting. India continues to emerge as an economic power.

The natural resource oriented economies of Canada, Australia and New Zealand continue to perform well from an economic standpoint, but their currencies did not reflect this. The Bank of Canada continued to raise rates, helping the Canadian dollar to reach a 14-year high of 87.9 U.S. cents in February but then began to weaken to around 86.5 cents. The Australian and New Zealand Dollars were hurt by tighter global liquidity as an international monetary tightening trend emerged. New Zealand’s currency moved to a 22 month low around 60.5 U.S. cents while the Australian dollar dipped to an 18 month low of 70.73 cents.

Currencies: Currency sector trading was difficult in the first quarter due to considerable market volatility. At quarter end, the U.S. dollar had gained approximately 2.3% versus the Euro, despite two rate hikes in four months from the ECB and the rising U.S. deficits. The federal deficit hit a record $119 billion in February, while the fourth quarter current account deficit widened by 21.3% to a record $224.9 trillion. The Japanese yen ended March at 117.68 versus the U.S. dollar, virtually unchanged from December’s 117.80 but well ahead of February’s 115.74, as the BOJ implemented initial steps toward moving away from their long-standing “ultra-easy” monetary stance. The Japanese fiscal year ended on March 31 and the yen benefited from some late quarter repatriation. The Chinese yuan strengthened to 8.017 versus the U.S. dollar compared to 8.0369 at the end of February, and the lowest since China dropped its long-standing peg to the U.S. dollar last summer. Mounting political pressure and tariff threats have been keeping Chinese officials on the defensive but progress remains slow. The yen was a beneficiary of the yuan’s movement.

Energies: There was a lot of activity in the petroleum sector from both a geopolitical and supply/demand perspective. Concerns surrounding Iran’s nuclear enrichment program, seemingly endless violence and civil war like conditions in Iraq, the uncertainty surrounding Hamas in the Palestinian territory and the ongoing Nigerian civil unrest created an atmosphere of uncertainty. These geopolitical concerns were supportive of prices for crude oil, unleaded gasoline and heating oil in the first quarter.

Unleaded gasoline also got a boost due to the fact that repairs at Hovensa Oil’s St. Croix refinery, the second largest refinery in the Western Hemisphere, are taking longer than anticipated. With several other refineries non-operational due to necessary periodic maintenance, critical times could lie ahead for unleaded gasoline where current supplies are ample but not overly above normal. Unfortunately, prices at the pump have been rising and will continue to increase as refiners strain to meet new mandated EPA requirements. However, the consumer continues to show little price resistance as consumption ran about 2% ahead of last year during March.

Natural gas suffered the biggest loss in the first quarter in the sector. Given that natural gas is almost exclusively a U.S. domestic market, it failed to benefit from the above geopolitical concerns and focused mostly on supply/demand considerations, which are negative.

Grains: The sector was mixed for the quarter. Corn and wheat both started the year on a weak note after end-of-year-rallies. The price retreats abated towards the end of January, when prices reversed, and proceeded to rally through the month of February and into March, when improved weather conditions across the growing regions resulted in increased producer selling pressure on prices. Conversely, soybean prices found little in the way of price support during the first quarter of 2006, including an absence of Chinese interest in buying U.S. Soybeans.

Indices: After trading in a variable pattern with modest gains for much of January and February, U.S. equity markets turned in a solid March to finish the first quarter on a positive note. Both the S&P 500 and the Dow Jones Industrial Average advanced 3.7%, and the NASDAQ rallied 6.1%. Stronger than expected earnings and the brisk pace of merger and acquisition (“M&A”) activity were two of the underlying factors supporting the equity market strength.

Major European and Asian equity markets were even stronger. Germany’s DAX finished the first quarter up 10.4% and France’s CAC finished the first quarter up 10.7% on generally positive data and improving business confidence combined with a strong run of M&A activity. Meanwhile, despite mostly lackluster economic activity, London’s FTSE rose 6.2%. Asian markets featured a surge in the Nikkei in March, closing at 17,059, the highest monthly close since August 2000. Japan has persisted as a favorite of international fund managers for many months and other Asian markets are also experiencing strong interest.

Interest Rates: The first quarter saw the end of the tenure of Fed Chairman Alan Greenspan. In his first days after assuming his role of Chairman, Mr. Bernanke made it clear that he would, at least initially, extend the philosophy of his predecessor. He also made it clear that he is not soft on inflation as the first FOMC meeting under his leadership issued a statement that leaned modestly to the tightening side. Prior to the meeting, there was a growing perception the Fed was about finished in the rate hike cycle, but after the statement it became apparent that the Fed would probably raise rates two or three more times. Early in March, the inversion of the yield curve, which was initiated at the end of January, was further extended, and at one point, the 2-year yield was as much as 16 points over the 10-year. By the end of March, the curve inversion disappeared.

In Europe, the ECB raised rates twice and subsequent statements from ECB President Jean-Claude Trichet have strongly hinted at a further tightening of monetary policy. Eurozone economic data was improved and high oil prices were doing little to thwart growth or confidence from the consumer or business. Most major European equity markets reached record levels. The U.K. lagged on the economic front, and no rate changes are anticipated in the near future.

In Japan, the BOJ initiated the process of gradually moving away from the nation’s long-standing “ultra easy” monetary policy. However, the BOJ did not alter the zero interest rate policy. Japan is exiting a long period of deflation and recent economic data have been encouraging.

The Bank of Canada extended its rate hike cycle with another 25 point increase and further increases are a near certainty. Korea and Australia may also move to tighten monetary policy.

Metals: Base and precious metals had a strong first quarter. After rising over 60% in 2005, copper rose another 27% in the first quarter of 2006. In addition to the strong demand patterns from China, Japan and India, there were significant problems on the supply side in the first quarter. These included an ongoing strike at Groupo Mexico and serious production constraints in Indonesia, Zambia and Chile. Zinc also had an exceptionally strong quarter, rising 39%. The rest of the base metals benefited from the overall strength in copper and zinc. Aluminum was up 10% and nickel was up 12.5% for the quarter.

Meanwhile, gold rose 13% for the quarter and traded at a 25-year high. Geopolitical concerns surrounding Iran, Iraq and the newly elected Palestinian government combined with higher oil prices to stabilize gold. Silver followed gold higher and also benefited from the anticipated launch of the silver ETF.

Softs: After rising 62% last year, sugar rallied 21% in the first quarter of 2006. The market is experiencing a supply/demand deficit, including a recent surge in Chinese orders. The demand for ethanol continues to increase, and with crude oil prices showing little inclination to retreat, demand could accelerate. Brazil continues to divert a large percentage of its output toward ethanol.

The reinstatement of the Japanese ban on U.S. beef imports hit the live cattle market and prices fell almost 15% for the quarter. Live hogs did not fare much better, falling almost 10% for the quarter. Asian demand was decent but supply was more than ample.

Quarterly Partnership Performance

The following is a summary of performance for the major sectors in which the Partnership traded:

Sector P/L

Currencies: (-) Short positions in the Japanese yen, long and short positions in the Swiss franc, and long positions in the Euro were the largest contributors to the loss in the first quarter of 2006.

Energies: (-) Losses experienced on long and short positions in Brent crude, crude oil and heating oil resulted in a loss for the first quarter of 2006.

Grains: (-) The sector was down for the first quarter of 2006, with a majority of the losses from long positions in corn and soybean oil.

Indices: (+) Gains on long DAX, Dow Jones STOXX 50 and Nikkei positions were the primary contributors to profits for the quarter.

Interest Rates: (+) The interest rate sector was up for the first quarter in 2006. Short positions in the German Bund and BOBL, Euribor and Euroyen led to the sector’s profits for the quarter.

Metals: (+) The sector generated net gains for the first quarter of 2006 on gains in long copper, aluminum gold and silver positions.

Softs: (+) The sector was positive for the first quarter of 2006 primarily due to long positions in sugar and short positions in live cattle and hogs.

Interest income is earned on the Partnership’s investments in U.S. Treasury bills and deposits with it’s broker, and varies monthly according to interest rates, as well as the effect of trading performance and redemptions on the level of interest-bearing funds. Interest income increased by approximately $9,600 for the three months ended March 31, 2006 as compared to the corresponding period in 2005 primarily due to the higher overall interest rates during the first quarter of 2006 versus the first quarter of 2005.

Commissions paid to the General Partner are calculated on the Partnership’s net asset value on the first day of each month and, therefore, vary monthly according to trading performance and redemptions. Commissions decreased by approximately $38,000 for the three months ended March 31, 2006, as compared to the corresponding period in 2005. The decrease was primarily due to the effect of redemptions and unfavorable trading performance for the period April 1, 2005 to March 31, 2006, reducing average net assets.

All trading decisions for the Partnership are made by the Trading Manager. Management fees are calculated on the Partnership’s net asset value as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $7,000 for the three months ended March 31, 2006 as compared to the corresponding periods in 2005, respectively. The decrease was primarily due to reduced average net assets discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Manager, as defined in the Advisory Agreement among the Partnership, the General Partner and the Trading Manager. No incentives fees were incurred during the three months ended March 31, 2006 and 2005.

General and administrative expenses include audit, tax and legal fees as well as printing and postage costs. General and administrative expenses increased for the three months ended March 31, 2006 by approximately $4,700, as compared to the three months ended March 31, 2005, due to increased costs of service providers.

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

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings – There are no material legal proceedings pending by or against the Registrant or the General Partner, or for which the Registrant or the General Partner was a party during the period covered by this report

Item 1.A.	Risk Factors – There have been no material changes from risk factors as previously disclosed in the Registrant’s Form 10-K for the fiscal year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits:

3.1 and 4.1	Second Amended and Restated Agreement of Limited Partnership of the Registrant, dated as of October 1, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVERSIFIED FUTURES FUND L.P.

By:	Preferred Investment Solutions Corp.
General Partner

	By:	/s/ Kenneth A. Shewer	Date: May 15, 2006
Kenneth A. Shewer
Co-Chief Executive Officer

	By:	/s/ Maureen D. Howley	Date: May 15, 2006
Maureen D. Howley
Chief Financial Officer and Senior Vice President

	By:	/s/ David K. Spohr	Date: May 15, 2006
David K. Spohr
Vice President and Director of Fund Administration