Form 10-Q
period 2006-06-30
DIVERSIFIED FUTURES FUND L.P.
filed 2006-08-14
CIK 833225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

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

Yes  ☐    No  ☑

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIVERSIFIED FUTURES FUND L.P.

FINANCIAL STATEMENTS

June 30, 2006

DIVERSIFIED FUTURES FUND L.P.

STATEMENTS OF FINANCIAL CONDITION

June 30, 2006 (Unaudited) and December 31, 2005

	June 30, 2006	December 31, 2005
ASSETS
Cash in commodity trading accounts	$1,252,858	$1,188,209
U.S. Treasury bills, at amortized cost (pledged at broker)	3,618,769	3,919,294
Net unrealized (loss) on open futures contracts	(209,826)	(13,698)
Net unrealized gain (loss) on open forward contracts	(91,993)	190,341

Total assets	$4,569,808	$5,284,146

LIABILITIES
Redemptions payable	$26,127	$284,979
Accrued expenses	15,913	18,260
Management fees payable	7,500	8,679
Administrative and operating fees payable	53,678	58,680

Total liabilities	103,218	370,598

PARTNERS’ CAPITAL
Limited Partners (12,518 and 12,981 units outstanding) at June 30, 2006 and December 31, 2005	4,419,633	4,861,121
General Partner (133 and 140 units outstanding) at June 30, 2006 and December 31, 2005	46,957	52,427

Total partners’ capital	4,466,590	4,913,548

Total liabilities and partners’ capital	$4,569,808	$5,284,146

See accompanying notes.

DIVERSIFIED FUTURES FUND L.P.

CONDENSED SCHEDULES OF INVESTMENTS

June 30, 2006 (Unaudited) and December 31, 2005

	June 30, 2006		December 31, 2005
	Amortized Cost as a % of Partners’ Capital	Amortized Cost	Amortized Cost as a % of Partners’ Capital	Amortized Cost
Investments in U.S. Treasury Bills
U.S. Treasury bills – face amounts of $3,620,000 and $3,920,000 and maturities of July 6, 2006 and January 5, 2006, respectively	81.02%	$3,618,769	79.77%	$3,919,294

	Net Unrealized Gain (Loss) as a % of Partners’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Partners’ Capital	Net Unrealized Gain (Loss)
Futures and Forward Contracts
Futures contracts purchased:
Commodities	(0.20)%	$(9,026)	0.07%	$3,685
Stock indices	0.00%	0	0.94%	46,191
Interest rates	(0.81)%	(36,107)	0.00%	0

Net unrealized gain (loss) on futures contracts purchased	(1.01)%	(45,133)	1.01%	49,876

Futures contracts sold:
Commodities	(1.64)%	(73,059)	(0.60)%	(29,601)
Interest rates	(0.22)%	(9,810)	(0.69)%	(33,973)
Stock indices	(1.83)%	(81,826)	0.00%	0

Net unrealized (loss) on futures contracts sold	(3.69)%	(164,693)	(1.29)%	(63,574)

Net unrealized (loss) on futures contracts	(4.70)%	$(209,826)	(0.28)%	$(13,698)

Forward contracts purchased:
Net unrealized gain on forward contracts purchased	0.86%	$38,461	2.29%	$112,479

Forward contracts sold:
Net unrealized gain (loss) on forward contracts sold	(2.92)%	(130,454)	1.58%	77,862

Net unrealized gain (loss) on forward contracts	(2.06)%	$(91,993)	3.87%	$190,341

See accompanying notes.

DIVERSIFIED FUTURES FUND L.P.

STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2006 and 2005

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES
Net realized gain (loss) on commodity transactions	$820,412	$90,457	$415,999	$(815,627)
Change in net unrealized gain (loss) on open commodity transactions	(835,983)	157,688	(478,462)	(348,350)
Interest income	41,165	30,821	77,641	57,671

Total revenues	25,594	278,966	15,178	(1,106,306)

EXPENSES
Commissions	101,821	121,710	195,527	253,041
Management fees	25,284	30,646	48,571	60,923
General and administrative	26,544	19,504	48,114	36,422

Total expenses	153,649	171,860	292,212	350,386

NET INCOME (LOSS)	$(128,055)	$107,106	$(277,034)	$(1,456,692)

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average limited and general partnership unit	$(10.08)	$6.97	$(21.50)	$(94.47)

Weighted average number of limited and general partnership units outstanding	12,707	15,359	12,884	15,420

See accompanying notes.

DIVERSIFIED FUTURES FUND L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the Six Months Ended June 30, 2006 and 2005

(Unaudited)

	Units	Limited Partner	General Partners	Total
Six months ended June 30, 2006
Partners’ capital at December 31, 2005	13,121	$4,861,121	$52,427	$4,913,548
Net (loss) for the six months ended June 30, 2006		(274,106)	(2,928)	(277,034)
Redemptions	(470)	(167,382)	(2,542)	(169,924)

Partners’ capital at June 30, 2006	12,651	$4,419,633	$46,957	$4,466,590

Six months ended June 30, 2005
Partners’ capital at December 31, 2004	15,482	$7,548,215	$77,329	$7,625,544
Net (loss) for the six months ended June 30, 2005		(1,441,929)	(14,763)	(1,456,692)
Redemptions	(1,029)	(409,207)	0	(409,207)

Partners’ capital at June 30, 2005	14,453	$5,697,079	$62,566	$5,759,645

	Net Asset Value per Limited and General Partnership Unit
	June 30, 2006	December 31, 2005	June 30, 2005	December 31, 2004
	$353.06	$374.48	$398.51	$492.54

See accompanying notes.

DIVERSIFIED FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1.	ORGANIZATION

A.	General Description of the Partnership

The statement of financial condition, including the condensed schedule of investments, as of June 30, 2006, the statements of operations for the three months and six months ended June 30, 2006 and 2005, and the statements of changes in partners’ capital for the six months ended June 30, 2006 and 2005 are unaudited. The December 31, 2005 references were taken from audited financial statements. In the opinion of Preferred Investment Solutions Corp. (the “General Partner”), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Diversified Futures Fund L.P. (the “Partnership”) as of June 30, 2006 and the results of its operations for the three months and six months ended June 30, 2006 and 2005. The operating results for the interim periods may not be indicative of the results expected for the full year.

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

DIVERSIFIED FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	RELATED PARTIES (CONTINUED)

Costs and expenses charged to the Partnership for the three months and six months ended June 30, 2006 and 2005 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Commissions	$101,821	$121,710	$195,527	$253,041
General and administrative	3,826	0	8,524	0

	$105,647	$121,710	$204,051	$253,041

Commissions payable to the General Partner and its affiliates (which are included in accrued expenses) as of June 30, 2006 and December 31, 2005 were $11,975 and $17,007, respectively.

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

The Partnership’s futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not allowed to commingle such assets with its other assets. At June 30, 2006 and December 31, 2005, such segregated assets totaled $394,188 and $177,463, respectively. Part 30.7 of the CFTC regulations also requires the Partnership’s futures commission merchant to secure assets of the Partnership related to foreign futures and options trading which totaled $4,267,613 and $4,916,342 at June 30, 2006 and December 31, 2005, respectively. There are no segregation requirements for assets related to forward trading.

As of June 30, 2006, all of the Partnership’s open futures and forward contracts mature within one year.

DIVERSIFIED FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.	FINANCIAL HIGHLIGHTS

The following information presents per unit performance data and other supplemental financial data for the three months and six months ended June 30, 2006 and 2005. This information has been derived from information presented in the financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Unit Performance (for a unit outstanding throughout the entire period)
Net asset value, beginning of period	$363.12	$391.54	$374.48	$492.54

Net realized (loss) and change in net unrealized (loss) on commodity transactions (1)	(1.21)	16.15	(4.77)	(75.05)
Interest income (1)	3.24	2.01	6.03	3.74
Expenses (1)	(12.09)	(11.19)	(22.68)	(22.72)

Net increase (decrease) for the period	(10.06)	6.97	(21.42)	(94.03)

Net asset value, at end of period	$353.06	$398.51	$353.06	$398.51

Total Return (3)	(2.77)%	1.78%	(5.72)%	(19.09)%

Supplemental Data
Ratios to average net asset value:
Net investment (loss) before incentive fees (2), (4)	(9.12)%	(9.73)%	(8.89)%	(9.25)%
Incentive fees (3)	0.00%	0.00%	0.00%	0.00%

Net investment (loss) after incentive fees	(9.12)%	(9.73)%	(8.89)%	(9.25)%

Interest income (4)	3.34%	2.13%	3.22%	1.82%

Expenses (4)	12.45%	11.86%	12.10%	11.08%

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

At June 30, 2006, 100% of the Partnership’s total net assets was allocated to commodities trading. A significant portion of the net asset value was held in U.S. Treasury bills (which represented approximately 81% of the net asset value) which was used as margin for the Partnership’s trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

Redemptions by limited partners for the three months and six months ended June 30, 2006 and from commencement of operations (October 19, 1988) through June 30, 2006 were $26,126, $167,382 and $53,510,987, respectively. Redemptions by the general partner for the three months and six months ended June 30, 2006 and from the commencement of operations (October 19, 1988) through June 30, 2006 were $0, $2,542 and $1,142,025, respectively. Limited partners may redeem units as of the last business day of any calendar quarter at the then current net asset value per Unit. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

The Partnership does not have, nor does it expect to have, any capital assets.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2006, the Partnership has not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of the Partnership. While the Partnership’s exposure under such indemnification provisions can not be estimated, these general business indemnifications are not expected to have a material impact on the Partnership’s financial position.

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

Results of Operations

The net asset value per Unit as of June 30, 2006 was $353.06, a decrease of 5.72% from the December 31, 2005 net asset value per Unit of $374.48 and a decrease of 2.77% from the March 31, 2006 net asset value per unit of $363.12. Past performance is not necessarily indicative of future results.

The Partnership’s trading (losses) before commissions were approximately $(16,000) and $(62,000) during the three months and six months ended June 30, 2006, respectively, compared to trading gains of approximately $248,000 and trading (losses) of approximately $(1,164,000) for the same periods in 2005. Due to the nature of the Partnership’s trading activities, a period to period comparison of its trading results is not meaningful. However, a discussion of the Partnership’s current quarter trading results is presented below.

Second Quarter 2006 Economic Overview

News from the Federal Reserve (“Fed”) and its new chairman, Ben Bernanke, dominated the markets in the second quarter of 2006. Chairman Bernanke appears fully committed to fighting inflation and has quickly eliminated speculation that he might take a softer stance than his predecessor. The Fed continued to raise rates throughout the quarter. The Fed minutes have repeatedly stated that the Federal Open Market Committee’s (“FOMC”) actions will be data dependent and to this point that means the rate hike cycle is likely to continue at least for one addition meeting. As global liquidity and geopolitical concerns arose during the second quarter, U.S. Treasury yields found safe haven support.

Inflation and housing were again the major factors within the U.S. economic landscape. As gasoline prices continued to rise, inflation data drew particular attention. The housing market was somewhat mixed and the outlook remains uncertain. Despite these factors, final first quarter Gross Domestic Product (“GDP”) was revised upwards to 5.3% from the original 4.6%. However, the impact of a weaker housing sector and high gasoline and energy prices may be starting to take a toll, as the preliminary GDP for the second quarter was lower than expected at 2.5%.

The Eurozone continued to experience economic improvement in the second quarter. However, like the U.S., the third quarter may present a somewhat less buoyant picture. The euro turned in a strong quarter benefiting from central bank currency diversification. Interest rates were a primary focus as the European Central Bank (“ECB”) hiked rates by 25 basis points to 2.75% at its June meeting with further increases anticipated later in the year. An ongoing pattern of improved economic data was noted, particularly from Germany. In the U.K., the Bank of England (“BOE”) made no rate changes; economic data was fairly decent but showed some strain as the third quarter began.

In Japan, speculation that the Bank of Japan (“BOJ”) would finally end its “zero interest rate” policy proved correct as they imposed a 0.25% rate during the first week of July. Japan was at the forefront of the short-lived liquidity crisis, which instigated a sell-off in global assets during the second quarter, and their equity market fell approximately 9%. Other Asian equity markets saw a similar fate with Korea, Hong Kong and Shanghai also experiencing weakness. Despite the temporary disruption, overall economic data from Japan, and the region in general, showed an improved tone. China’s growth continues to be strong, as second quarter GDP rose to a 10 year high of 11.2%. The Bank of China raised interest rates in April in an attempt to harness growth and its inflationary implications. Further rate hikes are expected.

The Canadian economy has been moving at a brisk pace all year and the Bank of Canada has steadily raised rates. However, the statement at the conclusion of its most recent meeting suggests that a pause may be on the horizon. The Canadian dollar strengthened in the second quarter of 2006 and Canada’s economic fortunes seem bright.

Currencies

Interest rates were the primary drivers of the currency sector in the second quarter of 2006. The U.S. dollar suffered against the euro as the ECB appears to be at the beginning of its rate hike cycle and the Fed appears to be close to the end. Additionally, a continued pattern of improving economic data in the Eurozone was noted throughout the quarter, particularly from Germany, the leading driver of the region’s growth. The euro also benefited from central bank currency diversification away from the U.S. dollar as the global reserve currency, as Russia, China, Sweden, and the United Arab Emirates were prominent in this trend, which is expected to continue. Despite this pressure, the U.S. dollar attracted flight to safety support in mid June when the Korean missile crisis emerged.

In Japan, the focus was also on interest rates, as market participants attempted to discern when the BOJ would end its long standing “zero interest rate” policy. The BOJ drained liquidity throughout the quarter in preparation for this eventuality. The Japanese economy continues to improve, as highlighted by one of the most watched economic indicators, the Tankan Report, which was released at the end of June and the second quarter saw the definitive conclusion of the nation’s deflationary era. The yen was pressured a bit in late June by the scandal surrounding BOJ Governor Fukui.

The Chinese yuan traded at 7.999 to the U.S. dollar in late June compared to 8.017 at the end of the first quarter and has gained slightly over 1% since its 2.1% revaluation in July 2005. Recent comments from Bank of China officials have hinted at a potentially faster pace, but the markets have lent little credence to this statement.

Energies

The energy sector was volatile in the second quarter of 2006. Crude ended the quarter around $74 per barrel, up approximately 8.5% from the end of the previous quarter. Geopolitical uncertainty regarding Iran, North Korea and Nigeria were supportive of crude. Additional support is coming from increased demand from China and India. The price at the pump for unleaded gasoline remains high, but demand continued to display a relatively inelastic pattern. The only component of the sector that fell was natural gas. With plenty of supply, moderate temperatures and a slow start to the hurricane season, prices of natural gas continued their downward slide.

Grains

The sector was mixed for the quarter. On the production side of the equation, weather played the single largest role in corn prices for the second quarter. On a week-by-week basis, as chances for seasonally beneficial precipitation ebbed and flowed, corn prices moved higher and lower respectively. The start of the period found the corn market firmly ensconced in an uptrend that began at the end of calendar year 2005, but prices fell off sharply in June after the release of a U.S. Department of Agriculture (“USDA”) Supply/Demand Report that raised questions about the demand for corn. The decline in corn prices, along with many other commodity markets, may have had its roots in a consumption-restricting announcement made by the Chinese government. The statement made was that internal growth needed to be slowed, in light of a too-rapidly expanding economy. The graphic profile of the wheat market is almost identical as that seen in corn. For most of the second quarter, soybean prices moved sideways. Due to China’s dependence on Brazilian soybean imports, the tightening credit situation in China will likely not have as great a bearing on U.S. soybean prices.

Indices

By and large, global equity indices were lower in the second quarter of 2006 versus the first quarter of 2006. For most of the quarter, U.S. stocks suffered from the uncertainty surrounding the interest rate environment and from fears that the U.S. economy was slowing, mainly due to higher energy prices and a softer housing sector. The S&P 500 ended the quarter down 1.9% and the NASDAQ ended the quarter down 7.2%. Going forward U.S. equities are likely to remain highly sensitive to any events that might alter the outlook for the Fed, particularly inflation related data.

European markets had been strong for most of the year prior to the sell-off in May. Foreign money flows into Europe slowed significantly in May and were still at a somewhat reduced level in June. The German DAX ended the quarter down 4.8%, the French CAC 40 was down 4.9% and the British FTSE was down 2.2%.

Asian markets were very volatile, particularly in May and June, as a liquidity crunch was experienced in Japan and in various other sectors around the region. Indications of higher interest rates in Japan, Korea and China in coming months provided a negative tone, but the flow of economic data took on a positive tone and bodes well for the rest of the year. Japan’s Nikkei was down 9.1% for the quarter and Korea’s Kospi was down 4.7%. Australia’s All Ordinaries closed out the quarter down approximately 1%, but the strength in resource issues aided this market and the outlook for Australia is positive.

Interest Rates

U.S. Treasuries were in a rally mode for much of May and June as the markets evaluated the new Fed under Ben Bernanke. The FOMC appeared to be taking on a more aggressively anti-inflationary tone as the quarter progressed, with the Chairman and numerous Fed Governors focusing on the threat of inflation. After closing out the first quarter at 4.85%, the yield on the 10-year Treasury Note moved over 5.26% in mid June on the market view that that the Fed would continue to raise rates through the August meeting and possibly beyond. The softer tone of the statement accompanying the 25 basis point rate hike at the end of June caught the markets by surprise. While still recognizing the risk of inflation, the Fed gave greater credence to the potential for some economic slowing, and appeared to put into question the prospect of a further rate hike in August. As June concluded, the yield on the 10-year Treasury Note stood at 5.145%.

Outside of the U.S., the ECB raised rates 25 basis points in June to 2.75%. Statements by ECB President Jean Claude Trichet regarding inflation were mixed throughout the quarter, but were leaning towards the tightening side as June ended and additional ECB rate hikes are expected later this summer. Trichet has emphasized that inflation will remain elevated and that there is a risk of a surge in consumer prices. European data, particularly from Germany remains buoyant. The 10-year German Bund was yielding 4.07% at the end of June while the 30-year stood at 4.31%.

In the first week of July, the BOJ officially ended its “zero interest rate” policy by imposing a 0.25% rate, finally putting an end to the speculation that was rampant throughout the second quarter. Other Asian banks, including the Bank of Korea, raised rates in June and there are growing indications that the Bank of China will embark on a tightening bias to temper the expected 10% plus GDP growth and its inflationary potential. The Bank of Canada raised rates another 25 basis points but the accompanying statement hinted at a pause. The Reserve Bank of Australia held rates at 5.75% but there is speculation of an increase.

Metals

Gold had been in an upside surge for the entire year until things finally came to an end, at least temporarily, in late May. Global liquidity tightness, particularly in the Far East, which impacted other commodities as well as the equity and fixed income markets, served as a clear negative for gold and essentially put an end to the rally. Geopolitical concerns surrounding Iran, Iraq and Korea have been supportive for gold and are likely to aid the bull case in coming weeks. In addition, reserve asset diversification is likely to persist. Russia, China and Sweden, along with the United Arab Emirates and other petro-nations were active in that regard during the second quarter. Petrodollars have been flowing into gold for much of the year, although that slowed somewhat in June. Silver followed a similar pattern to gold, retaining its dependent relationship with the yellow metal.

The entire base metal complex was very volatile during the second quarter. Copper ended the quarter up 37% from the previous quarter, as labor and production problems in Mexico, Chile and Zambia added to the bullish scenario. With China forecast to see 10% plus GDP growth in 2006, the demand side of the equation still looks strong, as it does for most of Asia as well as the U.S. and Europe. Mines still lack the ability to significantly ramp up production, giving copper a solid fundamental base. After surging nearly 17% in May, zinc lost 15% in June but it is still up more than 75% for the year. Fundamentally, zinc presents the strongest picture among all the base metals as it faces a significant production deficit. Nickel rallied strongly for the quarter as well. While its fundamentals have improved, as stainless steel demand increased, the recent highs are vastly ahead of reasonable value.

Softs

The sector was mixed for the second quarter, with several markets experiencing significant sell-offs in May. Sugar had been extremely firm in the first quarter through mid second quarter, before undergoing a correction in May. Following a weak performance in May, which saw sugar decline over 11%, prices rebounded in June. However, the outlook is uncertain, as the weather in Brazil’s sugar producing areas has been crop friendly after a period of dry conditions. Coffee prices also fell in May, losing 10%. Brazilian weather has been excellent, which weighed on sentiment throughout the second quarter. The harvest has been moving at a brisk pace and at 35% complete for the season, is ahead of schedule. The second quarter saw cocoa prices trend higher. The Ivory Coast was the focus after the disarmament process broke down yet again. Cattle scored gains in May and June as the USDA announced an agreement with Japan to restart U.S. beef exports to that nation. Hogs also put in a strong June, as Far Eastern demand remained brisk.

Quarterly Partnership Performance

The following is a summary of performance for the major sectors in which the Partnership traded:

Currencies: (-) Long and short positions in the Australian dollar and Japanese yen were the largest contributors to the loss experienced in the second quarter of 2006.

Energies: (-) Losses on long and short positions in Brent crude, crude oil, heating oil, and natural gas resulted in a net loss for the second quarter of 2006.

Grains: (-) The sector was down for the second quarter of 2006, with a majority of the losses coming from long positions in soybean meal, and long and short positions in soybean oil and corn.

Indices: (-) Long and short positions in the DJ STOXX and the Nikkei were the primary contributors to losses for the second quarter of 2006.

Interest Rates: (+) The interest rate sector was up for the second quarter of 2006. Short positions in the German Bund, Eurodollar, British Gilt, Short Sterling and the U.S. Treasury Bond led to the sector’s profits for the quarter.

Metals: (+) The metals sector generated net profits for the second quarter of 2006 on gains in long gold, aluminum and copper positions.

Softs: (-) The sector was negative for the second quarter of 2006 primarily due to long and short positions in cocoa and sugar.

The Partnership average net assets have declined for the three and sixth month periods ending June 30, 2006 compared to the three and sixth month periods ending June 30, 2005 due to the effect of redemptions during 2005 and Year-to-Date 2006, in addition to negative trading performance between July 1, 2005 and June 30, 2006

Interest income is earned on the Partnership’s investments in U.S. Treasury bills, and varies according to prevailing U.S Treasury interest rates, as well as the effect of trading performance and redemptions on the level of interest-bearing funds. Interest income increased by approximately $10,000 and $20,000 for the three months and six months ended June 30, 2006 respectively, as compared to the corresponding periods in 2005 primarily due to the higher overall interest rates during the First and Second Quarter of 2006 versus the First and Second Quarter of 2005.

Commissions paid to the General Partner are calculated on the Partnership’s net asset value on the first day of each month and, therefore, vary monthly according to trading performance and redemptions. Commissions decreased by approximately $20,000 and $58,000 for the three months and six months ended June 30, 2006 respectively, as compared to the corresponding periods in 2005, due to decreases in average net asset levels as discussed above.

All trading decisions for the Partnership are made by the Trading Manager. Management fees are calculated on the Partnership’s net asset value as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $5,000 and $12,000 for the three months and six months ended June 30, 2006 respectively as compared to the corresponding periods in 2005, due to decreases in average net asset levels as discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Manager, as defined in the Advisory Agreement among the Partnership, the General Partner and the Trading Manager. No incentives fees were incurred during the three months and six months ended June 30, 2006 and 2005.

General and administrative expenses include audit, tax and legal fees as well as printing and postage costs. General and administrative expenses increased for the three months and six months ended June 30, 2006 by approximately $7,000 and $12,000 respectively, as compared to the three months and six months ended June 30, 2005. The increase is due to full reimbursement of the General Partners administrative cost during 2006, as compared to the respective periods during 2005, and increased audit and tax services incurred by the Partnership.

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

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

DIVERSIFIED FUTURES FUND L.P.

By:	Preferred Investment Solutions Corp. General Partner

	By:	/s/ Kenneth A. Shewer	Date: August 14, 2006
Kenneth A. Shewer Co-Chief Executive Officer

	By:	/s/ Maureen D. Howley	Date: August 14, 2006
Maureen D. Howley Chief Financial Officer and Senior Vice President

	By:	/s/ David K. Spohr	Date: August 14, 2006
David K. Spohr Vice President and Director of Fund Administration