Form 10-K
period 2006-12-31
DIVERSIFIED FUTURES FUND L.P.
filed 2007-03-30
CIK 833225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Limited Partners for the year ended December 31, 2006 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

DIVERSIFIED FUTURES FUND L.P.

(a Delaware Limited Partnership)

PART I

Item 1.	Business

General

Diversified Futures Fund L.P. ( “Registrant” or the “Partnership”), a Delaware limited partnership, was formed on May 25, 1988 and will terminate on December 31, 2008 unless terminated sooner under the provisions of the Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”). The Registrant was formed to engage primarily in the speculative trading of a portfolio consisting primarily of commodity futures, forward and options contracts. The Registrant’s fiscal year for book and tax purposes ends on December 31.

On October 19, 1988, the Registrant complete its offering and raised $30,107,800 from the sale of 297,468 units of limited partnership interest (“Limited Partnership Units”) and 3,610 units of general partnership interest (“General Partnership Units” and, together with the Limited Partnership Units, collectively, “Units” or “Interests”) which resulted in net proceeds to the Registrant of $29,387,470.

The Registrant is engaged solely in the business of commodity futures, forward and options trading; therefore, presentation of industry segment information is not applicable.

General Partner and its Affiliates

Preferred Investment Solutions Corp. (“Preferred”) has been the general partner of the Partnership since October 1, 2004. Prior to that date, Seaport Futures Management, Inc. served as general partner of the Partnership. The term “General Partner”, as used herein, refers either to Seaport Futures Management, Inc. or Preferred, depending upon the applicable period discussed.

The General Partner is required to maintain at least a 1% interest in the Registrant as long as it is acting as the Registrant’s General Partner.

The Trading Advisor

All trading decisions for the Registrant are made by John W. Henry & Company, Inc. (the “Trading Advisor”), an independent commodity trading advisor that manages the Registrant’s assets pursuant to two trading programs developed by the Trading Advisor.

Competition

The General Partner and its affiliates have formed, and may continue to form, various entities to engage in the speculative trading of futures, forward and options contracts which, in part, have certain of the same investment policies as the Registrant.

The Registrant is a closed-end fund that does not currently, and does not intend in the future to, solicit the sale of additional Units. As such, the Registrant does not compete with other entities to attract new fund participants. However, to the extent that the Trading Advisor recommends similar or identical trades to the Registrant and other accounts that it manages, the Registrant may compete with those accounts for the execution of the same or similar trades, as well as with other market participants.

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partner or third parties pursuant to the Partnership Agreement, as further discussed in Notes 3 and 4 to the Registrant’s financial statements included in its annual report to the interest holders for the year ended December 31, 2006 (“Registrant’s 2006 Annual Report”), which is filed as an exhibit hereto.

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

THE RISKS YOU FACE

You Should Not Rely on Past Performance in Deciding Whether to Buy Interests

The Trading Advisor selected by the General Partner to manage the assets of the Partnership has a performance history through the date of its selection by the General Partner. You must consider, however, the uncertain significance of past performance, and you should not rely on the Trading Advisor’s or the General Partner’s records to date for predictive purposes. You should not assume that the Trading Advisor’s future trading decisions will create profit, avoid substantial losses or result in performance for the Partnership that is comparable to the Trading Advisor’s or to the General Partner’s past performance. In fact, as a significant amount of academic study has shown, futures funds more frequently than not underperforms the past performance records included in their prospectuses.

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

Speculative and Volatile Markets Combined With Highly Leveraged Trading May Cause the Partnership to Incur Substantial Losses.

The markets in which the Partnership trades are speculative, highly leveraged and involve a high degree of risk. The Trading Advisor’s trading considered individually involves a significant risk of incurring large losses, and there can be no assurance that the Partnership will not incur such losses. Futures and forward prices are volatile. Volatility increases risk, particularly when trading with leverage. Trading on a highly leveraged basis, as does the Partnership, even in stable markets involves risk; doing so in volatile markets necessarily involves a substantial risk of sudden, significant losses. Due to such leverage, even a small movement in price could cause large losses for the Partnership. Market volatility will increase the potential for large losses. Market volatility and leverage mean that the Partnership could incur substantial losses, potentially impairing its equity base and ability to achieve its long-term profit objectives even if favorable market conditions subsequently develop.

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Partnership Assets

The Partnership is subject to the fees and expenses which are payable irrespective of profitability in addition to performance fees which, are payable based on the profitability of the Partnership. Consequently, the expenses of the Partnership could, over time, result in significant losses to your investment therein.

Market Conditions May Impair Profitability

The trading system used by the Trading Advisor is technical, trend-following methods. The profitability of trading under these systems depends on, among other things, the occurrence of significant price trends, which are sustained movements, up or down, in futures and forward prices. Such trends may not develop; there have been periods in the past without price trends. The likelihood of the Interests being profitable could be materially diminished during periods when events external to the markets themselves have an important impact on prices. During such periods, the Trading Advisor’s historic price analysis could establish positions on the wrong side of the price movements caused by such events.

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

Increase in Assets Under Management May Affect Trading Decisions

The more equity the Trading Advisor manages, the more difficult it may be for the Trading Advisor to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance. Accordingly, such increases in equity under management may require the Trading Advisor to modify trading decisions for the Partnership, which could have a detrimental effect on your investment.

You cannot be Assured of the Trading Advisors’ Continued Services Which May Be Detrimental to the Partnership

You cannot be assured that the Trading Advisor will be willing or able to continue to provide advisory services to the Partnership for any length of time. There is severe competition for the services of qualified trading advisors, and the Partnership may not be able to retain satisfactory replacement or additional trading advisors on acceptable terms or the Trading Advisor may require the Partnership to pay higher fees in order to be able to retain such Trading Advisor. The General Partner may either terminate the Trading Advisor upon 30 days’ prior written notice, or upon shorter notice, if for cause. The Trading Advisor has the right to terminate the Advisory Agreement in its discretion at any time for cause.

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

Possible Illiquid Markets May Exacerbate Losses

Futures and forward positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as when foreign governments may take or be subject to political actions, which disrupt the markets in their currency or major exports, can also make it difficult to liquidate a position. Such periods of illiquidity and the events that trigger them are difficult to predict and there can be no assurance that the Trading Advisor will be able to do so. There can be no assurance that market illiquidity will not cause losses for the Partnership. The large size of the positions which the Trading Advisor is expected to acquire for the Partnership increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.

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

Because the Partnership does not Acquire Any Asset with Intrinsic Value, the Positive Performance of Your Investment Is Wholly Dependent Upon an Equal and Offsetting Loss

Futures trading is a risk transfer economic activity. For every gain there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. Unlike most alternative investments, an investment in the Partnership does not involve acquiring any asset with intrinsic value. Overall stock and bond prices could rise significantly and the economy as a whole prospers; while the Partnership trades unprofitably.

Failure of Futures Trading to be Non-Correlated to General Financial Markets Will Eliminate Benefits of Diversification

Historically, managed futures generally have been non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is no statistically valid relationship between the past performance of futures and forward contracts on the one hand and stocks or bonds on the other hand. Non-correlation should not be confused with negative correlation, where the performance would be exactly opposite between two asset classes. Because of this non-correlation, the Partnership cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice-versa. The futures and forward markets are fundamentally different from the securities markets in that for every gain in futures and forward trading, there is an equal and offsetting loss. If the Partnership does not perform in a manner non-correlated with the general financial markets or does not perform successfully, you will obtain no diversification benefits by investing in the Units and the Partnership may have no gains to offset your losses from other investments.

Trading on Commodity Exchanges Outside the United States is Not Subject to U.S. Regulation

The Trading Advisor may engage in some or all of its trading on behalf of the Partnership on commodity exchanges outside the United States. Trading on such exchanges is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges. In trading contracts denominated in currencies other than U.S. dollars, the Partnership will be subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Investors could incur substantial losses from trading on foreign exchanges by the Partnership to which such investors would not have been subject had the Trading Advisor limited its trading to U.S. markets.

Various Actual and Potential Conflicts of Interest May Be Detrimental to Unitholders

The Partnership is subject to actual and potential conflicts of interests involving the General Partner, the Trading Advisor, and various brokers and servicing agents. The General Partner, the Trading Advisor, and their respective principals, all of which are engaged in other investment activities, are not required to devote substantially all of their time to the Partnership’s business, which also presents the potential for numerous conflicts of interest with the Partnership. As a result of these and other relationships, parties involved with the Partnership has a financial incentive to act in a manner other than in the best interests of the Partnership and its Unit. The General Partner has not established any formal procedure to resolve conflicts of interest. Consequently, investors will be dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the General Partner attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the General Partner to ensure that these conflicts do not, in fact, result in adverse consequences to the various Partnership.

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

Unitholders Taxed Currently

Unitholders are subject to tax each year on their allocable share of the income or gains (if any) of the Partnership, whether or not they receive distributions. Moreover, the General Partner does not intend to make any distributions to unitholders in respect of the Partnership. Consequently, unitholders will be required either to redeem Units or to make use of other sources of funds to discharge their tax liabilities in respect of any profits earned by the Partnership.

In comparing the profit objectives of the Partnership with the performance of more familiar securities in which one might invest, prospective investors must recognize that if they purchased equity or debt, there probably would be no tax due on the appreciation in the value of such holdings until disposition. In the case of the Partnership, on the other hand, a significant portion of any appreciation in the Net Asset Value per Unit must be paid in taxes by the unitholders every year, resulting in a substantial cumulative reduction in their net after-tax returns. Because unitholders will be taxed currently on their allocable share of the income or gains of the Partnership, if any, the Partnership may trade successfully but investors nevertheless would have recognized significantly greater gains on an after-tax basis had they invested in conventional stocks with comparable performance.

Limitation on Deductibility of “Investment Advisory Fees”

Non-corporate unitholders may be required to treat the amount of Incentive Fees and other expenses of the Partnership as “investment advisory fees” which may be subject to substantial restrictions on deductibility for federal income tax purposes. In the absence of further regulatory or statutory clarification, the General Partner is not classifying these expenses as “investment advisory fees,” but this is a position to which the Internal Revenue Service (the “IRS”) may object. If a substantial portion of the fees and other expenses of the Partnership were characterized as “investment advisory fees,” an investment in the Partnership might no longer be economically viable.

Taxation of Interest Income Irrespective of Trading Losses

With respect to the Partnership, the Net Asset Value per Unit reflects the trading profits and losses as well as the interest income earned and expenses incurred by the Partnership. However, losses on the Partnership’s trading will be almost exclusively capital losses, and capital losses are deductible against ordinary income only to the extent of $3,000 per year in the case of non-corporate taxpayers. Consequently, if a non-corporate Unitholder had, for example, an allocable trading (i.e., capital) loss of $10,000 in a given fiscal year and allocable interest (i.e., ordinary) income (after reduction for expenses) of $5,000, the Unitholder would have incurred a net loss in the Net Asset Value of such Unitholder’s Units equal to $5,000 but would recognize taxable income of $2,000 (assuming a 40% tax rate). The limited deductibility of capital losses for non-corporate unitholders could result in such unitholders having a tax liability in respect of their investment in the Partnership despite incurring a financial loss on their Units.

Possibility of a Tax Audit of Both the Partnership and the Unitholders

There can be no assurance that the tax returns of the Partnership will not be audited by the IRS. If such an audit results in an adjustment, unitholders could themselves be audited as well as being required to pay additional taxes, interest and possibly penalties.

Failure or Lack of Segregation of Assets May Increase Losses

The Commodity Exchange Act (“CEA”) requires a clearing broker to segregate all funds received from customers from such broker’s proprietary assets. If the clearing broker fails to do so, the assets of the Partnership might not be fully protected in the event of their bankruptcy. Furthermore, in the event of the clearing broker’s bankruptcy, the Partnership could be limited to recovering only a pro rata share of all available funds segregated on behalf of the clearing broker’s combined customer accounts, even though certain property specifically traceable to the Partnership (for example, Treasury bills deposited by the Partnership with the clearing broker as margin) was held by the clearing broker.

Default by Counterparty and Credit Risk Could Cause Substantial Losses

Dealers in forward contracts are not regulated by the CEA and are not obligated to segregate customer assets. As a result, unitholders do not have such basic protections with respect to the trading in forward contracts by the Partnership. This lack of regulation in these markets could expose the Partnership in certain circumstances to significant losses in the event of trading abuses or financial failure by the counterparties. The Partnership also faces the risk of non-performance by the counterparties to the over-the-counter contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. The clearing member, clearing organization or other counterparty may not be able to meet its obligations, in which case the Partnership could suffer significant losses on these contracts.

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

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the Commodity Futures Trading Commission (“CFTC”) and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of futures and forward transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on the Partnership is impossible to predict, but could be substantial and adverse.

Partnership Trading is Not Transparent

Trading decisions in respect of the Partnership, are made by the Trading Advisor. While the General Partner receives daily trade confirmations from the clearing broker and foreign exchange dealers, such information is not provided to unitholders and the Partnership’s trading results are reported to the unitholders. Accordingly, an investment in the Partnership does not offer you the same transparency, i.e., an ability to review all investment positions daily that a personal trading account offers.

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

Forwards, Swaps, Hybrids and Other Derivatives are Not Subject to CFTC Regulation

The Partnership may trade foreign exchange contracts in the interbank market. Since forward contracts are traded in unregulated markets between principals, the commodity pools also assume the risk of loss from counterparty nonperformance. In the future, the Partnership may also trade swap agreements, hybrid instruments and other off-exchange contracts. Swap agreements involve trading income streams such as fixed rate or floating rate interest. Hybrids are instruments, which combine features of a security with those of a futures contract. Because there is no exchange or clearing- house for these contracts, the Partnership will be subject to the credit risk and nonperformance of the counterparty. Additionally, because these off-exchange contracts are not regulated by the CFTC, the Partnership will not receive the protections, which are provided by the CFTC’s regulatory scheme.

Possibility of Termination of the Partnership or any Partnership Before Expiration of its Stated Term

As General Partner, the General Partner may withdraw from the Partnership, which would cause the Partnership to terminate unless a Substitute General Partner was appointed. Other events, such as a long-term substantial loss suffered by the Partnership, could also cause the Partnership to terminate before the expiration of its stated term. This could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of the General Partner or the clearing broker were revoked or suspended, such entity would no longer be able to provide services to the Partnership.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The Registrant does not own or use any physical properties in the conduct of its business. The Registrant’s only place of business is the place of business of the General Partner.

Certain administrative services are provided by DPM Mellon LLC, the Partnership’s administrator (the “Administrator”), which is located at 400 Atrium Drive, Somerset, New Jersey 08873.

Item 3.	Legal Proceedings

There are no material proceedings pending by or against the Registrant or the General Partner.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

As of February 1, 2007, there were 188 holders of record owning 11,698 Units, which include 124 General Partnership Units.

Item 6.	Selected Financial Data

The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 7 through 14 of the Registrant’s 2006 Annual Report, which is filed as an exhibit hereto.

	Year Ended December 31,
	2006	2005	2004	2003	2002
Total revenues (including interest)	$(248,265)	$(1,132,299)	$807,774	$1,698,939	$3,159,706
Net income (loss)	$(816,758)	$(1,808,294)	$3,102	$730,788	$2,333,687
Net income (loss) per weighted average Unit	$(64.67)	$(123.30)	$0.19	$42.13	$116.56
Total assets	$3,866,198	$5,284,146	$7,848,371	$8,395,032	$8,391,569
Net asset value per Unit	$309.25	$374.48	$492.54	$490.14	$450.33

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

The General Partner has evaluated the nature and types of estimates that it makes in preparing the Partnership’s financial statements and related disclosures and has determined that the valuation of its investments that are not traded on a United States or Internationally recognized futures exchange involves a critical accounting policy. The market values of futures (exchange traded) contracts is verified by the Administrator who obtains valuation data from third party data providers such as Bloomberg and Reuters and compares those prices with the Partnership’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3 PM on the last business day of the reporting period. All values assigned by the Administrator and confirmed by the General Partner are final and conclusive as to all unitholders.

As such, if actual results vary from estimates used, they are anticipated to not have a material impact on the financial statements and related disclosures.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) in the Statements of Income (Loss). Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price.

The SEC Staff Accounting Bulletin 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. It is effective for the first annual period ending after November 15, 2006. Preferred as General Partner of the Partnership has evaluated the impact, if any, the implementation of SAB 108 may have on its financial statements. In Preferred’s opinion, no material unrecorded misstatements are in existence as of December 31, 2006 that would require a cumulative effect adjustment to the financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Partnership recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Preferred as General Partner of the Partnership has evaluated the impact of adopting FIN 48 on the Partnership’s financial statements. In Preferred’s opinion as of December 31, 2006, FIN 48 has no material impact on the Partnership, as the Partnership’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Partnership is currently evaluating the impact of adopting SFAS No. 157 on its financial statements. At this time, the impact to the Partnership’s financial statements has not been determined.

Liquidity and Capital Resources

The Partnership commenced operations on October 19, 1988 with gross proceeds of $30,107,800. After accounting for organizational and offering costs, the Partnership’s net proceeds were $29,387,470.

Redemptions by Limited Partners and the General Partner for the year ended December 31, 2006 were $473,644 and $5,553, respectively. Redemptions by Limited Partners and the General Partner for the year ended December 31, 2005 were $897,411 and $6,291, respectively. Redemptions by Limited Partners and the General Partner from commencement of operations (October 19, 1988) through December 31, 2006 totaled $53,817,249 and $1,145,036, respectively. Future redemptions will impact the funds available for investment in commodity contracts in subsequent periods.

At December 31, 2006, 100% of the Partnership’s total net assets was allocated to commodities trading. A significant portion of the net asset value was held in cash, which were used as margin for the Partnership’s trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

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

Since the Partnership’s business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Partnership’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Partnership’s speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond the Partnership’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The General Partner attempts to minimize these risks be requiring the Partnership and its Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 6 of the Registrant’s 2006 Annual Report to the financial statements for a further discussion on the credit and market risks associated with the Partnership’s futures and forward contracts.

The Partnership does not have, nor does it expect to have, any capital assets.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2006, the Partnership had not utilized special purpose entries to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business which may include indemnification provisions related to certain risks services providers undertake in performing services which are in the best interests of the Partnership. While the Partnership’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Partnership’s financial position.

The Partnership’s contractual obligations are with the General Partner, the Trading Advisor and its commodity broker. Payments made under the Partnership’s agreement with the Trading Advisor are at a fixed rate, calculated as a percentage of the Partnership’s “New High Net Trading Profits”. In addition, management fee payments made to the Trading Advisor and fees paid to the General Partner are calculated as a fixed percentage of the Partnership’s Net Asset Value. As such, the General Partner cannot anticipate the amount of payments that will be required under these agreements for future periods as Net Asset Values are not known until a future date. Commission payments to the commodity broker are based on a cost per executed trade and, as such, the General Partner cannot anticipate the amount of payments that will be required under the brokerage agreement for future periods as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. For a further discussion on these payments, see Notes 1 and 3 of the Registrant’s 2006 Annual Report.

Results of Operations

The net asset value (“NAV”) per Interest as of December 31, 2006 was $309.25, a decrease of 17.42% from the December 31, 2005 NAV per Interest of $374.48, which was a decrease of 23.97% from the December 31, 2004 NAV per Interest of $492.54, which was an increase of .49% from the December 31, 2003 NAV per Interest of $490.14. The CISDM CPO Asset Weighted Index (formerly known as the Zurich Fund/Pool Qualified Universe Index) returned 8.30%, 5.97% and 3.22% for the years ended December 31, 2006, 2005 and 2004, respectively. The CISDM CPO Asset Weighted Index is the dollar weighted, total return of all commodity pools tracked by Managed Account Reports, LLC. Past performance is not necessary indicative of future results.

The Partnership’s trading gains/(losses) before commissions were approximately $(405,000), $(1,259,000) and $748,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Due to the nature of the Partnership’s trading activities, a year to year comparison of its trading results is not meaningful. However, a detailed discussion of the Partnership’s current year trading results is presented below.

General Economy

The U.S. Federal Reserve (“Fed”) ceased raising rates in the fourth quarter. The perception remains that although the economy is slowing, there is no danger of a recession and that a soft landing is the most likely scenario. Range trading may be the dominant pattern for the next few months as prices react to the economic data. The yield on the benchmark U.S. 10-Year note finished November at an 11-month low. A weaker U.S. dollar failed to dampen enthusiasm for U.S. Treasuries. The latest data available shows capital flows to the U.S. rose in October.

On the employment front, job growth accelerated in December as non-farm payrolls rose while the unemployment rate held steady at 4.5%. This is down from 4.9% at the start of 2006. Of some concern was a 0.5% jump in average hourly earnings, taking them up 4.2% over the past 12 months. Overall, the employment picture persists as healthy but the construction, manufacturing and retail sectors all lost jobs in December.

Regarding U.S. inflation, the November Consumer Price Index (“CPI”) was unchanged and the Core CPI, which factors out the more volatile food and energy prices, was also flat. This is the lowest reading for the core rate since November 2005. There were clearly no inflation worries in this data. The Producer Price Index (“PPI”) was not as controlled, climbing 2.0%, the most since 1974. The surge was caused by a jump in energy, car and truck prices.

Housing has been a major economic concern in 2006. November Housing Starts rose following a big drop in October. November Housing Permits, however, fell slightly. Over the past 11 months, Housing Starts were 12.5% below 2005 levels while Housing Permits were off 14.1%. Homebuilders’ confidence, as indicated by the NAHB/Wells Fargo Index fell in December.

The overall consumer confidence picture remained mixed with the high end and electronics sectors doing well. November Retail Sales rose 1.0%. The unusually warm weather hurt clothing sales in department stores. Third quarter Gross Domestic Product, a measure of economic growth, was revised downwards to the lowest level since the fourth quarter of 2005. Home building remains the main drag on growth.

While the Fed was on hold with respect to interest rate policy, the European Central Bank (“ECB”), the Bank of England (“BOE”) and the Peoples Bank of China (“PBC”) all raised interest rates. British housing prices and CPI growth continue to be high. Germany continues to exhibit growth, and leads the increasingly strong Eurozone. The Bank of Japan (“BOJ”) remained cautious, with no additional rate hikes following the July increase to 0.25%. The economy appears mixed, with consumer spending still less than the economy requires. The Bank of Canada, Reserve Bank of Australia and New Zealand central bank all remained on hold in December.

Currencies

The euro strengthened versus the U.S. dollar in 2006, reversing the pattern from 2005. The euro also strengthened against the Japanese yen, achieving record levels in December. Germany, the engine of Eurozone growth, has been the strongest European economy this year. Interest rate differential factors supported the euro through much of the fourth quarter of 2006. Of great significance, central banks around the globe have initiated a policy of diversification out of the U.S. dollar and into the euro, the British pound, and to a lesser extent, the Japanese yen.

The British pound ended the year slightly off its high, after rising approximately 14% versus the U.S. dollar. British housing prices have been surging and the CPI came in above the BOE’s target.

The Japanese yen fell against the U.S. dollar, euro and British pound during the fourth quarter of 2006. Japan exited its deflationary era in 2006, although the fourth quarter saw less than robust growth on the consumer side. Other Asian currencies were better performers, with the Korean won having a particularly solid December and fourth quarter.

The Peoples Bank of China continues to tighten the reins on the economy. Most recently, the PBC increased the reserve requirement ratio for banks and raised the base interest rate 50 points to 6.72%. The yuan has shown an accumulative appreciation of about 3.7% since the July 2005 revaluation.

Energies

Crude oil was strong during the first half of the year and weakened during the second half, with the exception of a brief respite during November. Crude ended December around $60 per barrel, which contrasts to its mid-July peak of nearly $78 per barrel. Record warm weather in key consuming regions in the U.S. put pressure on the market during the fourth quarter, as did a generally benign geopolitical scene and poor member compliance with OPEC’s announced production cuts.

The unusually warm weather kept heating oil under pressure during December. Heating oil will be dependent on a general recovery in commodity prices and a sudden weather shift in coming weeks. Department of Energy gasoline inventories are 0.5% below last season. The driving season was extended by the warm weather conditions.

Natural gas fell during the fourth quarter with the weather weighing heavily on investor sentiment. Inventories are still burdensome and demand is slowing rather than rising during the normally strong seasonal demand time frame. What remains to be seen is whether the markets have discounted the majority of these bearish fundamentals.

Grains

While December’s performance was mixed, corn trended upwards for the fourth quarter as a whole. The last week of the month, quarter, and year saw the posting of a multi-year high, with the final price for 2006 settling at the highest weekly close on the charts since the drought-driven summer rally in July of 1996. The main drivers behind the re-awakening of corn prices were threefold: 1) an increase in overseas demand due to improving global economic conditions; 2) the expansion of the production of ethanol; and 3) the ongoing increase in hedge fund and money managers’ investing in alternative non-correlated asset classes. For the quarter as a whole, despite a large trading range, the wheat market put in somewhat disappointing, albeit upward trending performance. The uncertainty caused by ongoing drought conditions in Australia, the relatively high price for wheat and tight global stocks had an effect on supply and demand. The trend for soybean prices was higher for the fourth quarter of 2006. Export demand for soybeans, soybean oil and soybean meal all appear to be increasing. As corn production is increasingly diverted to the production of ethanol, substitute feedstuffs, with soybeans as the closest surrogate, may also feel the upward pull of prices. As the global supply of foreign cotton sold out late in the year, prices began to move higher from mid-November through the end of the year. The lethargy that characterized most of 2006 was a product of a massive carryover of last year’s crop, along with last summer’s unfortunate elimination of a marketing program which left U.S. cotton uncompetitively priced.

Indices

U.S. equities recorded their best gains in three years during the fourth quarter of 2006. The weakness in real estate that may have caused a shift into equities, large levels of global liquidity, a drop in oil prices, a quiet geopolitical atmosphere, solid earnings and a brisk mergers and acquisitions calendar all added to the positive performance. A shift out of commodities also aided the tone of global equities. Blue chips, financials, oil and big caps did well, and at the end of the quarter technology names took a leading role.

It was also a very good December, fourth quarter and year for the European equity markets. Markets in Germany, the U.K. and France all ended higher for the fourth quarter. Heavy merger and acquisition activity was a major feature in Europe, along with a solid run of earnings and significant fund inflows. The strong U.S. market was also a psychological plus. The prospect of further rate hikes from the ECB, and to a lesser extent the BOE, failed to diminish enthusiasm.

Asian/Pacific Rim equities also recorded solid 2006 gains, despite volatile trading. Record highs were achieved in Singapore, Australia and New Zealand during the final session of the year as well as for China’s Shanghai Composite. A growing Japanese economy served to buoy enthusiasm and a modest 0.25% base interest rate was supportive. Thailand’s SET Index had a very volatile month after the central bank attempted to impose controls on capital for foreign investors in the stock market, but that was quickly reversed when the SET tumbled 15%, and prices subsequently recovered. However, Thailand has seen continuing political unrest.

Interest Rates

As expected, the Fed remained on hold at its December 12 meeting. The minutes of the most recent Federal Open Market Committee (“FOMC”) meeting were virtually the same as the November meeting, indicating that the FOMC unanimously agreed that inflation persists as the primary concern to the economy. However, at the same time they stated the economy might have been a bit softer than previously thought.

In the international arena, the ECB increased rates 25 basis points in December and the BOE raised rates 25 basis points in November. The BOJ made just one move to 0.25% in 2006. Japanese consumer data has been a bit sluggish; something the BOJ will keep in focus. The Peoples Bank of China is currently engaged in a tightening process, and is actively draining liquidity by increasing reserve requirements.

Metals

A weak U.S. dollar helped support gold for most of the quarter but during late December the dollar showed signs of a consolidation rally and gold fell. Plunging energy prices had a negative impact on gold prices as well. Silver traded at its best levels in more than six months during the quarter, but ended the year off its highs. For the year, silver significantly outperformed gold. Speculative participation was heavy throughout the quarter, setting the stage for high volatility. A steady increase in inventories weighed on copper prices in the fourth quarter. A lessening of labor concerns, particularly in Chile and Canada, and the fact that China’s buying pace slowed in 2006 added to the negative tone. Zinc supplies remained tight and strong demand continued. Aluminum prices held up well in the fourth quarter in the face of a general commodity weakness. Nickel was one of the strongest performers in the metals group due to tight supply and a strong pattern of stainless steel demand.

Softs

Forecasts for a significant global supply surplus of sugar weighed on sentiment, causing prices to decline 29% on the year. This made sugar the weakest agricultural commodity in the Dow Jones/AIG Index. Coffee prices remained relatively flat for 2006 and overall global coffee demand was solid. Scaled back cocoa crop prospects for the Ivory Coast, the world’s largest producer, added to the commodity’s recent bullish tone. The political situation in the Ivory Coast continues fairly quiet but civil unrest remains a potential factor. The cattle market traded sideways for most of the fourth quarter until severe weather conditions reduced cattle supply and caused prices to rise in the second half of December. Hog supply was ample during the quarter as the US entered a seasonally slow demand period. On the bright side, the most recent USDA estimate is that US pork exports will rise in 2007 to follow the 2006 increase.

Currencies: (-) The sector was down for the year, with long and short positions in the Japanese yen and Swiss franc the largest contributors to the losses for the year.

Energies: (-) The energy sector was down for the year, with a majority of the losses coming from long and short positions in crude oil and heating oil.

Grains: (-) The grain sector was down for the year, with a majority of the losses coming from long and short positions in cotton and soybean oil.

Indices: (+) The sector was positive for 2006 primarily due to long positions in the DAX and DJ STOXX 50, and long and short positions in the NASDAQ.

Interest Rates: (-) The sector was down for the year, with a majority of the losses coming from long and short positions in Euroyen, Australian 3-year bond and the German BOBL.

Metals: (+) Long positions in gold, and long and short positions in copper contributed to the sector being positive for 2006.

Softs: (+) The sector was up for the year, with gains from long and short positions in sugar and cattle.

Interest income is earned on the Partnership’s investments in U.S. Treasury bills and varies monthly accordingly to interest rates, as well as the effect of trading performance and redemptions on the level of interest-bearing funds. Interest income increased by approximately $30,000 during 2006 as compared to 2005, increased by approximately $67,000 during 2005 as compared to

2004, and increased by approximately $67,000 during 2004 as compared to 2003. The increase in interest income during the years ending 2006, 2005 and 2004 was primarily due to increased short-term interest rates, which more than offset the reduced average net asset levels, which were primarily the result of redemptions during these time periods. In addition negative performance during the years ended 2006 and 2005 was an additional factor in the reduced average net asset levels.

Commissions paid to the General Partner are calculated on the Partnership’s net asset value on the first day of each month and, therefore, vary monthly according to trading performance and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees decreased by approximately $103,000 in 2006 as compared to 2005, decreased by approximately $109,000 during 2005 as compared to 2004, and decreased by approximately $119,000 during 2004 as compared to 2003. The decrease in commissions for the years ended 2006, 2005 and 2004 was due to reduced average net asset levels discussed above.

The Trading Advisor makes all trading decisions for the Partnership. Management fees are calculated on the Partnership’s net asset value as of the end of each month and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $24,000 during 2006 as compared to 2005, decreased by approximately $30,000 during 2005 as compared to 2004, and decreased by approximately $31,000 in 2004 as compared to 2003. The decrease in Management fees during the years ending 2006, 2005 and 2004 was due to reduced average asset levels discussed above

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisor, as defined in the Advisory Agreement among the Partnership, the General Partner and the Trading Advisor. There were no incentive fees incurred during the years ended December 31, 2006, 2005 and 2004.

General and administrative expenses for the years ended December 31, 2006, 2005 and 2004 were approximately $110,000, $90,000 and $80,000, respectively. The increase in general and administrative services during the years ending 2006, 2005 and 2004 was due to increased reimbursement to the General Partner for administrative costs incurred as well as increased audit costs. These expenses include accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.

Inflation

Inflation has had no material impact on operations or on the financial condition of the Partnership from inception through December 31, 2006.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8.	Financial Statements and Supplementary Data

The financial statements are incorporated by reference the Registrant’s 2006 Annual Report, which is filed as an exhibit hereto.

Selected unaudited quarterly financial data for the years ended December 31, 2006 and 2005 are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006:
Total revenues (including interest)	$(10,416)	$25,594	$159,475	$(422,918)
Total revenues (including interest) less commissions	$(104,122)	$(76,225)	$71,431	$(507,214)
Net income / (loss)	$(148,979)	$(128,055)	$23,120	$(562,844)
Net income / (loss) per weighted average Unit	$(11.44)	$(10.08)	$1.84	$(46.23)

2005:
Total revenues (including interest)	$(1,385,271)	$278,966	$(301,556)	$275,562
Total revenues (including interest) less commissions	$(1,516,603)	$157,256	$(413,466)	$169,497
Net income / (loss)	$(1,563,798)	$107,106	$(456,466)	$104,864
Net income / (loss) per weighted average Unit	$(101.01)	$6.97	$(31.58)	$7.66

There were no extraordinary, unusual or infrequently occurring items recognized in any quarter reported above, and the Trust has not disposed of any segments of its business. There have been no year-end adjustments that are material to the results of any fiscal quarter reported above.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, the General Partner carried out an evaluation, under the supervision and with the participation of the officers of the General Partner, including the General Partner’s Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Co-Chief Executive Officers and Principal Financial/Accounting Officer, respectively, of Registrant), of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based upon that evaluation, the General Partner’s Co-Chief Executive Officers and Director of Fund Administration concluded that the Registrant’s disclosure controls and procedures are effective.

In designing and evaluating the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act), the Managing Owner recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and the Managing Owner necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide such reasonable assurance.

There have not been any changes in Registrant’s internal controls over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended) during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal controls over financial reporting.

Item 9B.	Other Information

None

Item 10.	Directors, Executive Officers and Corporate Governance

The Registrant had no directors or executive officers. The Registrant is managed by the General Partner.

The key directors and executive officers of the General Partner are as follows:

Mr. Kenneth A. Shewer (born 1953), Co-Chief Executive Officer of Preferred, has been a principal, associated person and NFA associate member of Preferred since February 8, 1984, May 1,1985 and August 1, 1985, respectively. He has been Chairman and Co-Chief Executive Officer of Preferred since February 1984. Mr. Shewer was employed by Pasternak, Baum and Co., Inc. (“Pasternak, Baum”), an international cash commodity firm, from June 1976 until September 1983. Mr. Shewer created and managed Pasternak, Baum’s Grain Logistics and Administration Department and created its Domestic Corn and Soybean Trading Department. Mr. Shewer’s responsibilities at Pasternak, Baum included merchandising South American grain and exporting United States corn and soybeans. In 1982, Mr. Shewer became co-manager of Pasternak, Baum’s F.O.B. Corn Department. In 1983, Mr. Shewer was made Vice President and Director of Pasternak, Baum. Mr. Shewer has traveled extensively in South America and Europe in connection with the commodity business and has organized and effected grain and oilseed sales in those regions, the former Soviet Union, and the Far East. While at Pasternak, Baum, Mr. Shewer was a member of the St. Louis Merchants Exchange and was associated with the National Grain and Feed Association and the North American Export Grain Association.

Mr. Shewer graduated from Syracuse University with a B.S. degree in 1975. Mr. Shewer sits on the Board of the Stacy Joy Goodman Memorial Foundation, a non-profit charity committed to finding a cure for Juvenile Diabetes. He is also a member of the Board of the Diabetes Research Institute Foundation, a not-for-profit organization affiliated with the University of Miami School of Medicine. Mr. Shewer is a founding member and a member of the Board of the Greenwich Roundtable.

Mr. Marc S. Goodman (born 1948), Co-Chief Executive Officer of Preferred, has been a principal, associated person and NFA associate member of Preferred since February 7, 1984, May 1, 1985 and August 1, 1985, respectively. He has been President and Co-Chief Executive Officer of Preferred since February 1984. Mr. Goodman joined Pasternak, Baum in September 1974 and was a Vice President and Director from July 1981 until September 1983. While at Pasternak, Baum, Mr. Goodman was largely responsible for business development outside of the United States, for investment of its corporate retirement funds, and for selecting trading personnel in the Vegetable Oil Division. Mr. Goodman also created and developed Pasternak, Baum’s Lauric Oils Department. Mr. Goodman has conducted extensive business in South America, Europe and the Far East; he has been a merchandiser of all major vegetable oils and their by-products, and of various other commodities such as sunflower seeds, frozen poultry, pulses and potatoes.

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

Mr. Goodman is the Chairman of the Board of the Stacy Joy Goodman Memorial Foundation, a non-profit charity committed to finding a cure for Juvenile Diabetes. He is also Chairman of the Board of the Diabetes Research Institute Foundation, a not-for-profit organization that is the principle source of funding for the Diabetes Research Institute, a world renowned cure based research center affiliated with the University of Miami School of Medicine.

Mr. Goodman is a founding member and member of the Board of the Greenwich Roundtable.

Messrs. Shewer and Goodman left Pasternak, Baum in September 1983 to form Kenmar Advisory Corp. (now known as Preferred Investment Solutions Corp., the General Partner) and they have occupied their present positions with Preferred since that time.

Ms. Esther Eckerling Goodman (born 1952), Senior Executive Vice President and Chief Operating Officer of Preferred, has been a principal, associated person and NFA associate member of Preferred since May 12, 1988, July 17, 1986 and July 17, 1986, respectively. She joined Preferred in July 1986 and is its Chief Operating Officer and Senior Executive Vice President. Ms. Goodman has been involved in the futures industry since 1974. From 1974 through 1976, she was employed by Conti-Commodity Services, Inc. and ACLI Commodity Services, Inc., in the areas of hedging, speculative trading and tax arbitrage. In 1976, Ms. Goodman joined Loeb Rhoades & Company, Inc. where she was responsible for developing and managing a managed futures program that, in 1979, became the trading system for Westchester Commodity Management, an independent commodity-trading advisor of which Ms. Goodman was a founder and principal. From 1983 through mid-1986, Ms. Goodman was employed as a marketing executive at Commodities Corp. (USA) of Princeton, New Jersey. Ms. Goodman was a Director of the Managed Futures Trade Association from 1987 to 1991 and a Director of its successor organization, the Managed Futures Association, from 1991 to 1995 (now the Managed Funds Association). Ms. Goodman graduated from Stanford University with a B.A. degree in psychology in 1974.

Ms. Goodman is married to Mr. Marc Goodman.

Mr. Braxton Glasgow III (born 1953) has been a principal, associated person, branch manager and NFA associate member of Preferred since June 21, 2001, June 21, 2001, July 13, 2004 and June 8, 2001, respectively. Mr. Glasgow has been an Executive Vice President of Preferred since joining Preferred in May 2001. Mr. Glasgow is responsible for business development. Previously, he served as Executive Vice President, Director of Client Services and a Principal at Chesapeake Capital Corp., a commodities trading firm, and as Senior Managing Director at Signet Investment Banking Co. Mr. Glasgow began his career at PricewaterhouseCoopers, where he specialized in mergers and acquisitions and private equity, including extensive work in Europe and the Far East. Mr. Glasgow received a B.S. in Accounting from the University of North Carolina at Chapel Hill and is a Certified Public Accountant. From 1994 to 1995, he was President of the Jay Group Ltd. Mr. Glasgow received a B.S. degree in accounting from the University of North Carolina in 1975.

Ms. Maureen D. Howley (born 1967) has been a principal of Preferred since August 11, 2003. She has been a Senior Vice President and Chief Financial Officer of Preferred since joining Preferred in July 2003. She is responsible for corporate finance. From July 2001 until July 2003, Ms. Howley was an Associate at Andor Capital Management, LLC, an equity hedge fund company. At Andor, she was responsible for managing the corporate accounting functions. Previously, she was the Controller at John W. Henry & Company, Inc., a commodity-trading advisor (“JWH”), where she held positions of increasing responsibility from September 1996 to July 2001. She began her career at Deloitte & Touche where she specialized in the financial services industry. She held many positions of increasing responsibility for seven years, and left as an Audit Senior Manager in September 1996 to join JWH. Ms. Howley received a B.A. in Accounting from Muhlenberg College in 1989 and designation as a Certified Public Accountant in 1990.

Mr. Lawrence S. Block (born 1967) has been a Senior Vice President and General Counsel of Preferred since joining Preferred in March 2005. Prior to joining Preferred, Mr. Block was a Managing Director and General Counsel of Lipper & Company, L.P., a New York-based investment management firm, from January 1998 until March 2005. Prior to joining Lipper & Company, Mr. Block was a senior associate at the law firm Cadwalader, Wickersham & Taft in New York from May 1996 through December 1997. Mr. Block also worked as an associate at the law firm Proskauer Rose Goetz & Mendelsohn from September 1992 through May 1996. Mr. Block received a B.S. in Business Administration with a concentration in Accounting from the University of North Carolina at Chapel Hill in 1989 and a J.D. from the University of Pennsylvania School of Law in 1992. Mr. Block’s registration as a principal of Preferred has been effective since March 17, 2005.

Mr. David K. Spohr (born 1963), Senior Vice President and Director of Fund Administration of Preferred, joined Preferred in 2005. He is responsible for the development and execution of the administration group support responsibilities and, as Director of Fund Administration, functions as the Principal Financial/Accounting Officer of Registrant. From 2002 to 2005, Mr. Spohr was a Vice President at Safra Group, where he was responsible for the Alternative Investment operations, tax reporting and pricing valuation. From 2000 to 2002, he was a consultant to The Safra Group. From 1994-1999, he was Manager of Investment Services for the Bank of Bermuda, supporting private client transactions. From 1993 to 1994, he was the Manager of Global Operations for Highbridge Capital Corporation during the fund’s infancy. Mr. Spohr received a B.S. in Business

Economics from The State University of New York College at Oneonta in 1985 and designation as a Chartered Financial Analyst in 1998.

Ms. Joanne D. Rosenthal (born 1965) has been a principal, associated person and NFA associate member of Preferred since February 29, 2000, February 29, 2000 and November 30, 1999, respectively. Ms. Rosenthal is Senior Vice President and Director of Portfolio Management and Implementation for Preferred. Prior to joining Preferred in October 1999, Ms. Rosenthal spent nine years at The Chase Manhattan Bank, in various positions of increasing responsibility. From July 1991 through April 1994, she managed the Trade Execution Desk and from May 1994 through September 1999, she was a Vice President and Senior Portfolio Manager of Chase Alternative Asset Management, Inc. Ms. Rosenthal received a Masters of Business Administration with a concentration in Finance from Cornell University and a Bachelor of Arts in Economics from Concordia University in Montreal, Canada.

Mr. Peter J. Fell (born 1960), Senior Vice President and Director of Due Diligence since joining Preferred in September 2004. He is responsible for manager selection and due diligence. Mr. Fell is a member of the Investment Committee. From 2000 through August 2004, Mr. Fell was a founding partner and Investment Director of Starview Capital Management. Prior to co-founding Starview Capital Management, Mr. Fell was Vice President of Research and Product Development at Merrill Lynch Investment Partners Inc (MLIP). He was responsible for the investment evaluation and recommendation process pertaining to MLIP funds and sat on MLIP’s Investment Committee. Prior to joining MLIP, Mr. Fell had been with Deutsche Bank Financial Products Corporation for six years starting in 1989, where he was Vice President in the over-the-counter fixed income derivatives area. From 1985 to 1989, he was employed by Manufacturers Hanover Trust Company, ultimately holding the position of Assistant Vice President in the Swaps and Futures Group. Mr. Fell holds an A.B. cum laude in Music Theory and History and an M.B.A. in Finance from Columbia University.

Ms. Melissa Cohn (born 1960), Vice President and Senior Research Analyst, joined Preferred in 1988. Her responsibilities include manager due diligence, manager analysis, and portfolio/risk management. Ms. Cohn has been involved in the futures industry for over 20 years. Prior to joining Preferred, she spent six years in positions of increasing responsibility in the Commodities Division at Shearson Lehman Hutton Inc. Her experience includes that of Sales Assistant, Assistant Commodity Trader and Trader executing orders from numerous CTAs that traded through Shearson. Ms. Cohn graduated from the University of Wisconsin Madison with a B.S. in Agriculture in 1982.

Ms. Jennifer S. Moros (born 1970) has been a Senior Vice President, Marketing and Investor Relations of Preferred since joining Preferred in January 2007. From October 2006 until December 2006, she worked at The Bank of New York. Previously, she was the Chief Operating Officer and Director of Marketing of Coronat Capital Management, LLC, a small start-up hedge fund, from November 2004 until September 2005. Previously, she was Vice President and Product Manager at Credit Suisse in their Alternative Capital Division from February 2000 until November 2004, responsible for marketing, new product development and reporting for their fund of hedge funds business. From June 1998 to January 2000, she was a Senior Associate in the Marketing and Business Development areas at Zweig-DiMenna, a large long/short equity hedge fund. Prior to this, she was employed at Symphony Alternative Investments, an alternatives pension consulting firm, from July 1997 to June 1998, where she was responsible for quantitative and qualitative assessments and recommendations of alternative investments including hedge funds, private equity and venture capital for large institutional clients. From November 1993 until July 1995, Ms. Moros was a Financial Analyst at Bankers Trust and a Business Applications Analyst at National Westminster Bancorp from August 1992 until November 1993. Ms. Moros received an M.B.A in Finance from The Sloan School at the Massachusetts Institute of Technology in 1997 and a B.S. in Economics from The Wharton School of the University of Pennsylvania in 1992.

Section 16(a) Beneficial Ownership Reporting Compliance

Certain of Preferred’s directors and officers and any persons holding more than ten percent of the Registrant’s Limited Interests (“Ten Percent Owners”) are required to report their initial ownership of Interests and any subsequent changes in that ownership to the Securities and Exchange Commission (the “SEC”) on Forms 3, 4 or 5. Such directors and officers and Ten Percent Owners are required by SEC regulations to furnish the Registrant with copies of all Forms 3, 4 and 5 they file. There are no Ten Percent Owners of the Registrant’s Limited Partnership Units. All filing requirements of Section 16(a) of the Exchange Act were timely complied with during the fiscal year. In making these disclosures, the Registrant has relied solely on written representations of Preferred’s directors and officers and the Registrant’s Ten Percent Owners or copies of the reports that they have filed with the SEC during and with respect to its most recent fiscal year.

Audit Committee Financial Expert

The Registrant itself does not have any employees. Preferred serves as general partner of the Registrant. The Board of Directors of Preferred has delegated audit committee responsibilities to the Internal Controls and Disclosure Committee. David K. Spohr is Preferred’s Director of Fund Administration (and, in that capacity, functions as Registrant’s Principal Financial/Accounting Officer), is a member of the Internal Controls and Disclosure Committee, and serves as the “audit committee financial expert” for Registrant. Mr. Spohr is not a member of Preferred’s Board of Directors and he is not independent of management.

Code of Ethics

Preferred has adopted a Code of Ethics for its Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Co-Chief Executive Officers and Principal Financial/Accounting Officer, respectively, of Registrant), accounting managers and persons performing similar functions. A copy of the Code of Ethics is attached as an exhibit hereto.

Item 11.	Executive Compensation

The Registrant does not pay or accrue any fees, salaries or any other form of compensation for officers of the General Partner for their services. (See also Item 13, Certain Relationships and Related Transactions, for information regarding compensation to the General Partner).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of February 1, 2007, Preferred maintains a 1% General Partner Interest in the Registrant. As of February 1, 2007, all of Preferred’s stock is owned indirectly and equally by Messrs. Goodman and Shewer, Preferred’s sole directors.

As of February 1, 2007, the following officers of the General Partner are deemed to own beneficially the following number of interests issued by the Registrant:

Title of Class	Name and Addresses of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Partner Interests	Marc S. Goodman 900 King Street, Suite 100 Rye Brook, New York 10573	124 General Partner Interests (*)	100%

General Partner Interests	Kenneth A. Shewer 900 King Street, Suite 100 Rye Brook, New York 10573	124 General Partner Interests (*)	100%

General Partner Interests	Esther E. Goodman 900 King Street, Suite 100 Rye Brook, New York 10573	124 General Partner Interests (**)	100%

(*)	These Interests are held indirectly through Preferred. The Beneficial Owner disclaims beneficial ownership over such securities for purposes of Section 16 of the Securities Exchange Act of 1934, except to the extent of his pecuniary interest therein.

(**)	These Interests are held by the Beneficial Owner’s spouse indirectly through Preferred. The Beneficial Owner disclaims beneficial ownership over such securities for purposes of Section 16 of the Securities Exchange Act of 1934, except to the extent of her pecuniary interest therein.

As of February 1, 2007, no Partner beneficially owns more than five percent (5%) of the outstanding Limited Partnership Interests issued by the Registrant.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Registrant has and will continue to have certain relationships with the General Partner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officer of the General Partner.

Reference is made to Notes 1, 3 and 4 to the financial statements in the Registrant’s 2006 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

Director Independence

David K. Spohr is Preferred’s Director of Fund Administration (and, in that capacity, functions as Registrant’s Principal Financial/Accounting Officer), is a member of the Internal Controls and Disclosure Committee, and serves as the “audit committee financial expert” for Registrant. Mr. Spohr is not a member of Preferred’s Board of Directors and he is not independent of management.

Item 14.	Principal Accounting Fees and Services

Audit Fees and All Other Fees

The independent registered public accounting firm for the years ended December 31, 2006 and 2005 was Deloitte & Touche LLP (“D&T”).

(a) Audit Fees

Fees for audit services totaled approximately $52,500 and $51,000 ($40,000 to D&T and $11,000 to Arthur F. Bell, Jr. & Associates, L.L.C.) for 2006 and 2005 respectively, including fees associated with the annual audit and the reviews of the Registrant’s quarterly reports on Form 10-Q.

(b) Audit-Related Fees

The audit-related fees billed to Registrant by D&T for the last fiscal year for products and services other than the services reported above totaled $0 for the year ended December 31, 2005 and approximately $0 for the year ended December 31, 2006.

(c) Tax Fees

Fees for tax services by Arthur F. Bell, Jr. & Associates, L.L.C, including tax compliance and tax advice totaled approximately $7,860 and $7,600 in 2006 and 2005, respectively.

We have been advised by D&T that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in the Registrant or its affiliates.

(d) All Other Fees

The other fees billed to Registrant by D&T for the last fiscal year for products and services other than the services reported above totaled $0 for the year ended December 31, 2005 and approximately $0 for the year ended December 31, 2006.

PART IV

Page in Annual Report
Item 15.	Exhibits, Financial Statement Schedules

(a) 1.	Financial Statements and Report of Independent Registered Public Accounting Firm incorporated by reference to the Registrant’s 2006 Annual Report which is filed as an exhibit hereto

	Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP	1

	Report of Independent Registered Public Accounting Firm – Arthur F. Bell, Jr. & Associates, L.L.C.	2

Financial Statements:

	Statements of Financial Condition – December 31, 2006 and 2005	3

	Condensed Schedules of Investments – At December 31, 2006 and 2005	4

	Statements of Operations – Three years ended December 31, 2006	5

	Statements of Changes in Partners’ Capital – Three years ended December 31, 2006	6

	Notes to Financial Statements	7 –14

2.	Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto

3.	Exhibits

Description:

3.1	Amendment to Certificate of Limited Partnership dated October 1, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2004)

4.1	Second Amended and Restated Agreement of Limited Partnership of the Registrant dated as of October 1, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2004)

4.2	Subscription Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, File No. 33-22100)

4.3	Request for Redemption (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S01, File No. 33-22100)

4.4	Form of the Privacy Notices of the Managing Owner

10.1	Escrow Agreement, dated July 14, 1988 among the Registrant, Seaport Futures Management, Inc., Prudential-Bache Securities Inc. and Bankers Trust Company (incorporated by reference to Exhibit 10.1 of Registrant’s Annual Report on Form 10-K for the period ended December 31, 1988)

10.2	Brokerage Agreement dated October 18, 1988 between the Registrant and Prudential-Bache Securities Inc. (incorporated by reference to Exhibit 10.2 of Registrant’s Annual Report on Form 10-K for the period ended December 31, 1988)

10.3	Advisory Agreement dated June 1, 1988 among the Registrant, Seaport Futures Management, Inc., and John W. Henry & Company, Inc. (incorporated by reference to Exhibit 10.3 of Registrant’s Annual Report on Form 10-K for the period ended period ended December 31, 1988)

10.4	Addendum to Advisory Agreement dated as of July 13, 1988 among the Registrant, Seaport Futures Management, Inc., and John W. Henry & Company, Inc. (incorporated by reference to Exhibit 10.4 of Registrant’s Annual Report on Form 10-K for the period ended December 31, 1988)

10.5	Representation Agreement Concerning the Registration Statement and the Prospectus, dated as of July 14, 1988 among the Registrant, Seaport Futures Management, Inc., Prudential-Bache Securities Inc. and John W. Henry & Company, Inc. (incorporated by reference to Exhibit 10.5 of Registrant’s Annual Report on Form 10-K for the period ended December 31, 1988)

10.6	Net Worth Agreement, dated as of July 14, 1988 between Seaport Futures Management, Inc. and Prudential Securities Group Inc. (incorporated by reference to Exhibit 10.6 of Registrant’s Annual Report on Form 10-K for the period ended December 31, 1988)

10.7	Secured Demand Note Collateral Agreement dated as of February 15, 1991 between Seaport Futures Management, Inc. and Prudential Securities Group Inc. (incorporated by reference to Exhibit 10.7 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991)

10.8	Amendment to Advisory Agreement as of June 1, 1988 among the Registrant, Seaport Futures Management, Inc., and John W. Henry & Company, Inc. (incorporated by reference to Exhibit 10.8 of Registrant’s Annual Report on Form 10-K for the year December 31, 1993)

10.9	Form of Foreign Currency Addendum to Brokerage Agreement between the Registrant and Prudential Securities Incorporated (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1996)

10.10	Amendment to Advisory Agreement, dated October 1, 2000, among the Registrant, Seaport Futures Management, Inc. and John W. Henry & Company, Inc. (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2000

10.11	Service Agreement among the Registrant, Seaport Futures Management Inc. and Wachovia Securities, LC dated as of July 1, 2003 (incorporated by reference to Exhibit 10.11 of Registrant’s Form 10-K for the year ended December 31, 2003)

10.12	Novation letter among the Partnership, Trading Advisor and General Partner dated September 14, 2004 (incorporated by reference to Exhibit 10.12 of Registrant’s Form 10-K for the year ended December 31, 2004)

10.13	Letter Agreement Amending and Restating Brokerage Agreements between the General Partner and Prudential Financial Derivatives, LLC dated October 1, 2004 (incorporated by reference to Exhibit 10.13 of Registrant’s Form 10-K for the year ended December 31, 2004)

13.1	Registrant’s 2006 Annual Report (with the exception of the information and data incorporated by reference in Items 1, 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant’s 2006 Annual Report is to be deemed filed as part of this report) (filed herewith)

14.1	Preferred Investment Solutions Corp. Code Of Ethics (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of October 10, 2006

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2007.

DIVERSIFIED FUTURES FUND L.P.

By:	Preferred Investment Solutions Corp.
General Partner

By:	/s/ David K. Spohr	Date: March 30, 2007
David K. Spohr
Senior Vice President and Director of Fund Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 30, 2007.

DIVERSIFIED FUTURES FUND, L.P.

By:	Preferred Investment Solutions Corp.
General Partner

By:	/s/ Kenneth A. Shewer	Date: March 30, 2007
Kenneth A. Shewer
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David K. Spohr	Date: March 30, 2007
David K. Spohr
Senior Vice President and Director of Fund Administration (Principal Financial/Accounting Officer)

OTHER INFORMATION

The actual round turn equivalent of brokerage commissions paid per trade for the year ended December 31, 2006 was $4.71.

The Partnership’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission is available to Limited Partners without charge upon written request to:

Diversified Futures Fund L.P.

c/o Preferred Investment Solutions Corp

900 King Street, Suite 100

Rye Brook, NY 10573