Form 10-Q
period 2008-06-30
DIVERSIFIED FUTURES FUND L.P.
filed 2008-08-08
CIK 833225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2008

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

JUNE 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

DIVERSIFIED FUTURES FUND L.P.

FINANCIAL STATEMENTS

June 30, 2008

DIVERSIFIED FUTURES FUND L.P.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

June 30, 2008 (Unaudited) and December 31, 2007

	June 30, 2008	December 31, 2007
ASSETS
Cash	$5,294	$4,544
Redemptions receivable from WCM Pool LLC	87,690	151,368
Investment in WCM Pool LLC, at fair value (101.34% and 101.73% of net asset value, respectively)	3,312,092	3,165,178

Total assets	$3,405,076	$3,321,090

LIABILITIES
Redemptions payable	$87,303	$149,001
Accrued expenses	16,878	27,844
Administrative and operating fees payable	32,605	33,025

Total liabilities	136,786	209,870

PARTNERS’ CAPITAL (Net Asset Value)
Limited Partnership Units (9,260 and 9,690 units outstanding) at June 30, 2008 and December 31, 2007, respectively	3,233,718	3,078,497
General Partnership Units (99 and 103 units outstanding) at June 30, 2008 and December 31, 2007, respectively	34,572	32,723

Total partners’ capital (Net Asset Value)	3,268,290	3,111,220

Total liabilities and partners’ capital	$3,405,076	$3,321,090

Net Asset Value per Limited and General Partnership Unit

June 30, 2008	December 31, 2007
$349.21	$317.70

See accompanying notes.

DIVERSIFIED FUTURES FUND L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
NET LOSS FROM FUND OPERATIONS
REVENUES
Net realized gain (loss) on commodity transactions	$0	$(1)	$0	$36,857
Change in net unrealized loss on open commodity transactions	0	0	0	(37,800)
Interest income	0	0	16	0

Total revenues	0	(1)	16	(943)

EXPENSES
Commissions	63,518	61,970	126,595	126,948
General and administrative	25,295	24,675	56,854	50,483

Total expenses	88,813	86,645	183,449	177,431

NET LOSS FROM FUND OPERATIONS	(88,813)	(86,646)	(183,433)	(178,374)

NET INCOME ALLOCATED FROM WCM POOL LLC:
REVENUES
Realized	67,969	419,651	564,331	58,079
Change in unrealized	147,443	30,714	66,267	94,406
Interest income	11,523	36,759	26,456	71,217

Total revenues	226,935	487,124	657,054	223,702

EXPENSES
Brokerage commissions and other transaction fees	1,374	3,253	3,117	9,859
Management fees	16,830	17,645	34,010	34,840
Incentive fees	38,191	22,971	116,143	22,971
General and administrative	6,654	1,494	13,159	3,025

Total expenses	63,049	45,363	166,429	70,695

NET INCOME ALLOCATED FROM WCM POOL LLC	163,886	441,761	490,625	153,007

NET INCOME (LOSS)	$75,073	$355,115	$307,192	$(25,367)

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average Limited and general partnership unit	$7.86	$32.20	$31.83	$(2.24)

Weighted average number of Limited and general partnership units outstanding	9,547	11,029	9,652	11,316

See accompanying notes.

DIVERSIFIED FUTURES FUND L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Partnership Units	Limited Partners	General Partner	Total
Six months ended June 30, 2008
Partners’ capital at December 31, 2007	9,793	$3,078,497	$32,723	$3,111,220
Redemptions	(434)	(148,757)	(1,365)	(150,122)
Net income for the six months ended June 30, 2008		303,978	3,214	307,192

Partners’ capital at June 30, 2008	9,359	$3,233,718	$34,572	$3,268,290

Six months ended June 30, 2007
Partners’ capital at December 31, 2006	11,698	$3,579,246	$38,347	$3,617,593
Redemptions	(1,179)	(344,617)	(3,203)	(347,820)
Net loss for the six months ended June 30, 2007		(25,076)	(291)	(25,367)

Partners’ capital at June 30, 2007	10,519	$3,209,553	$34,853	$3,244,406

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

At January 1, 2007, the Partnership contributed its net assets to WCM Pool LLC (the “Company”) and received a Voting Membership Interest in the Company. The Company was formed to function as an aggregate trading vehicle. The sole members of the Company are the Partnership, Diversified Futures Trust I (“DFT I”), Futures Strategic Trust (“FST”) and Kenmar Global Trust (“KGT”). Preferred is the Managing Owner of DFT I, FST and KGT and has been delegated administrative authority over the operations of the Company. The Company engages in the speculative trading of futures contracts. The financial statements of the Company, including the condensed schedule of investments, are included in Section II of these financial statements and should be read in conjunction with the Partnership’s financial statements.

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

The statement of financial condition as of June 30, 2008, and the statements of operations for the three months and six months ended June 30, 2008 and 2007 and the statements of changes in partners’ capital for the six months ended June 30, 2008 and 2007, are unaudited. In the opinion of the General Partner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Partnership as of June 30, 2008 and the results of its operations for the three months and six months ended June 30, 2008 and 2007. The operating results for the interim periods may not be indicative of the results expected for the full year.

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

Commodity futures and forward transactions are reflected in the accompanying statements of financial condition on trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the statement of financial condition in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The fair value of swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices. Any change in net unrealized gain or loss during the current period is reported in the statements of operations. Realized gains and losses on commodity transactions are recognized in the period in which the contracts are closed.

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

The Partnership adopted SFAS 157 in the first quarter of 2008. Based on an analysis by Preferred, the effect of applying SFAS 157 to the investments included in these financial statements did not result in a change to the fair value of the Partnership’s investments. Approximately $0 or 0.00% of the Partnership’s investments at June 30, 2008 are classified as Level 1 or Level 2 and $3,312,092 or 100.00% are classified as Level 3 using the fair value hierarchy of SFAS 157. Approximately $0 or 0.00% of the Partnership’s investments at December 31, 2007 are classified as Level 1 or Level 2 and $3,165,178 or 100.00% are classified as Level 3 using the fair value hierarchy of SFAS 157.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy of SFAS 157:

June 30, 2008	Level 1	Level 2	Level 3	Total
Assets:
Investment in WCM Pool L.L.C., at fair value	$0	$0	$3,312,092	$3,312,092

December 31, 2007	Level 1	Level 2	Level 3	Total
Assets:
Investment in WCM Pool L.L.C., at fair value	$0	$0	$3,165,178	$3,165,178

A table presenting the changes in the Level 3 fair value category for the six months ended June 30, 2008 and 2007 is provided in Note 5 of the Partnership’s financial statements. Of the $490,625 and $153,007 gains for the six months ended June 30, 2008 and 2007, respectively, reported on Level 3 investments in Note 5, $66,267 and $94,406, respectively, represent a change in unrealized allocated from the Company on the Partnership’s condensed statements of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted.

The Partnership adopted SFAS 159 during the first quarter of 2008, and it did not have a material effect on the Partnership’s financial statements, as the Partnership did not elect the fair value option for any eligible financial assets or liabilities.

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

D.	Profit and Loss Allocations, Distributions and Redemptions

Net income or loss for tax purposes shall generally be allocated first to partners who redeem Units to the extent the redeemed amount is greater than or less than those partners’ tax capital accounts at the beginning of the year. Net income or loss remaining after these allocations is allocated to each partner in proportion to such partner’s tax capital account at year end. Net income or loss for financial reporting purposes is allocated monthly to all partners on a pro rata basis based on each partner’s number of Units outstanding during the month.

The Partnership has not made and does not intend to make any distributions. Distributions (other than redemptions of units) are made at the sole discretion of the General Partner on a pro rata basis in accordance with the respective capital accounts of the partners. The Partnership Agreement provides that a partner may redeem its Units as of the last business day of any calendar quarter at the then current net asset value per Unit. The General Partner has not made and does not presently intend to make any distributions.

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

DIVERSIFIED FUTURES FUND L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

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

Costs and expenses charged to the Partnership for the three months and six months ended June 30, 2008 and 2007 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Commissions	$63,518	$61,971	$126,595	$127,498
General and administrative	8,190	6,735	16,975	13,290

	$71,708	$68,706	$143,570	$140,788

Expenses payable to the General Partner and its affiliates (which are included in accrued expenses and administrative and operating fees payable) as of June 30, 2008 and December 31, 2007 were $19,306 and $28,389, respectively.

Note 5. INVESTMENT IN WCM POOL LLC

Effective January 1, 2007, the Partnership invested its assets in the Company. The Partnership’s investment in the Company represents approximately 16.00% and 15.71% of the net asset value of the Company at June 30, 2008 and December 31, 2007, respectively. The investment in the Company is subject to the Organization Agreement of the Company.

Summarized information for the Partnership’s investment in the Company is as follows:

	Net Asset Value December 31, 2007	Investments	Gain*	Redemptions	Net Asset Value June 30, 2008
WCM Pool LLC	$3,165,178	$0	$490,625	$(343,711)	$3,312,092

	Net Asset Value December 31, 2006	Investments	Gain*	Redemptions	Net Asset Value June 30, 2007
WCM Pool LLC	$0	$3,636,164	$153,007	$(483,718)	$3,305,453

* Included in earnings

DIVERSIFIED FUTURES FUND L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5. INVESTMENT IN WCM POOL LLC (CONTINUED)

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

The Partnership has cash on deposit with a financial institution. In the event of a financial institution’s insolvency, recovery of cash on deposit may be limited to account insurance or other protection afforded such deposits. The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The unitholders bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

The Partnership’s futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not allowed to commingle such assets with its other assets. At June 30, 2008 and December 31, 2007, such segregated assets totaled $0 and $0, respectively. Part 30.7 of the CFTC regulations also requires the Partnership’s futures commission merchant to secure assets of the Partnership related to foreign futures and options trading which totaled $0 and $0 at June 30, 2008 and December 31, 2007, respectively. There are no segregation requirements for assets related to forward trading.

DIVERSIFIED FUTURES FUND L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7. FINANCIAL HIGHLIGHTS

The following information presents per Unit performance data and other supplemental financial data for the three months and six months ended June 30, 2008 and 2007. This information has been derived from information presented in the financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Unit Performance
(for a Unit outstanding throughout the entire period)
Net asset value, beginning of period	$341.40	$276.72	$317.70	$309.25

Net realized gain and change in net unrealized gain on commodity transactions(1), (5)	22.51	40.35	65.02	14.82
Interest income(1), (5)	1.21	3.33	2.74	6.29
Expenses(1), (5)	(15.91)	(11.97)	(36.25)	(21.93)

Net increase (decrease) for the period	7.81	31.71	31.51	(0.82)

Net asset value, end of period	$349.21	$308.43	$349.21	$308.43

Total Return(3)

Total return before incentive fees	3.46%	12.17%	13.50%	0.41%
Incentive fees	(1.17)%	(0.71)%	(3.58)%	(0.68)%

Total return after incentive fees	2.29%	11.46%	9.92%	(0.27)%

Supplemental Data

Ratios to average net asset value:(5)
Net investment loss before incentive fees(2), (4)	(12.57)%	(8.88)%	(12.77)%	(9.07)%
Incentive fees(3)	(1.17)%	(0.71)%	(3.58)%	(0.68)%

Net investment loss after incentive fees	(13.74)%	(9.59)%	(16.35)%	(9.75)%

Interest income(4)	1.42%	4.51%	1.63%	4.20%

Incentive fees(3)	1.17%	0.71%	3.58%	0.68%
Expenses(4)	13.99%	13.39%	14.40%	13.27%

Total net expenses	15.16%	14.10%	17.98%	13.95%

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

(2)	Represents interest income less total expenses (exclusive of incentive fees).
(3)	Not annualized.
(4)	Annualized.
(5)	Includes the Partnership’s proportionate share of income and expenses of WCM Pool LLC for the three months and six months ended June 30, 2008 and 2007.

SECTION II

WCM POOL LLC

FINANCIAL STATEMENTS

June 30, 2008

WCM POOL LLC

CONDENSED STATEMENTS OF FINANCIAL CONDITION

June 30, 2008 (Unaudited) and December 31, 2007

	June 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$20,522,091	$20,525,950
Interest receivable	27,910	47,642
Net unrealized gain on open contracts	850,734	434,983

Total assets	$21,400,735	$21,008,575

LIABILITIES
Accrued expenses	$56,663	$33,955
Management fees payable	35,816	70,084
Incentive fees payable	237,702	174,235
Redemptions payable	365,745	580,258

Total liabilities	695,926	858,532

MEMBERS’ CAPITAL (Net Asset Value)
Member DFF LP	3,312,092	3,165,178
Member DFT I	11,952,568	11,055,308
Member KGT	1,408,290	1,732,978
Member FST	4,031,859	4,196,579

Total members’ capital (Net Asset Value)	20,704,809	20,150,043

Total liabilities and members’ capital	$21,400,735	$21,008,575

See accompanying notes.

WCM POOL LLC

CONDENSED SCHEDULES OF INVESTMENTS

June 30, 2008 (Unaudited) and December 31, 2007

	June 30, 2008		December 31, 2007
Open Futures Contracts	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Members’ Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	1.57%	$324,420	1.82%	$367,154
Currencies	0.52%	108,579	(0.24)%	(49,036)
Interest rates	0.11%	23,692	0.57%	115,021
Stock indicies	(0.05)%	(10,867)	0.09%	17,163

Net unrealized gain on futures contracts purchased	2.15%	445,824	2.24%	450,302

Futures contracts sold:
Commodities	0.03%	6,933	(0.01)%	(1,873)
Currencies	0.06%	11,908	(0.05)%	(9,014)
Interest rates	0.69%	141,478	(0.04)%	(8,288)
Stock indicies	1.18%	244,591	0.02%	3,856

Net unrealized gain (loss) on futures contracts sold	1.96%	404,910	(0.08)%	(15,319)

Net unrealized gain on open contracts	4.11%	$850,734	2.16%	$434,983

See accompanying notes.

WCM POOL LLC

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES
Realized	$420,831	$2,746,110	$3,552,998	$877,449
Change in unrealized	922,093	206,110	415,751	539,361
Interest income	72,590	240,884	167,146	418,310

Total revenues	1,415,514	3,193,104	4,135,895	1,835,120

EXPENSES
Brokerage commissions	8,663	21,329	19,678	55,311
Management fees	106,155	115,641	214,786	204,152
Incentive fees	237,702	238,634	730,712	238,634
Operating expenses	42,003	9,793	83,134	17,673

Total expenses	394,523	385,397	1,048,310	515,770

NET INCOME	$1,020,991	$2,807,707	$3,087,585	$1,319,350

See accompanying notes.

WCM POOL LLC

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Members’ Capital
	Member DFF LP	Member DFT I	Member KGT	Member FST	Total
Six months ended June 30, 2008
Balances at December 31, 2007	$3,165,178	$11,055,308	$1,732,978	$4,196,579	$20,150,043
Redemptions	(343,711)	(831,381)	(563,185)	(794,542)	(2,532,819)
Net income for the six months ended June 30, 2008	490,625	1,728,641	238,497	629,822	3,087,585

Balances at June 30, 2008	$3,312,092	$11,952,568	$1,408,290	$4,031,859	$20,704,809

Six months ended June 30, 2007
Balances at December 31, 2006	$0	$0	$0	$0	$0
Additions	3,636,164	12,966,087	2,143,975	5,002,950	23,749,176
Redemptions	(483,718)	(2,121,891)	(227,861)	(830,266)	(3,663,736)
Net income for the six months ended June 30, 2007	153,007	535,455	97,801	533,087	1,319,350

Balances at June 30, 2007	$3,305,453	$11,379,651	$2,013,915	$4,705,771	$21,404,790

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

The statement of financial condition, including the condensed schedule of investments, as of June 30, 2008, and the statements of operations for the three months and six months ended June 30, 2008 and 2007 and the statements of changes in members’ capital (net asset value) for the six months ended June 30, 2008 and 2007, are unaudited. In the opinion of Preferred, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2008, and the results of operations for the three months and six months ended June 30, 2008 and 2007. The operating results for these interim periods may not be indicative of the results expected for a full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Member DFF LP’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

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

Commodity futures and foreign exchange transactions are reflected in the accompanying statements of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The values which will be used by the Company for open forward positions will be provided by its administrator, who obtains market quotes from data vendors and third parties. Any change in net unrealized gain or loss during the current period is reported in the statements of operations. Realized gains and losses on transactions are recognized in the period in which the contracts are closed. Brokerage commissions include other trading fees and are charged to expense when incurred.

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

The Company adopted SFAS 157 in the first quarter of 2008. Preferred, as Managing Member of the Company, evaluated the impact adoption of SFAS 157 did have on the Company’s financial statements. Based on an analysis by Preferred, the effect of applying SFAS 157 to the investment portfolio included in these financial statements will not result in a change to the fair value of the Company’s investments. Of its net unrealized gain, approximately $850,734 or 100.00% of the Company’s investments at June 30, 2008 are classified as Level 1 and $0 or 0.00% as Level 2 or Level 3 using the fair value hierarchy of SFAS 157. Of its net unrealized gain, approximately $434,983 or 100.00% of the Company’s investments at December 31, 2007 are classified as Level 1 and $0 or 0.00% as Level 2 or Level 3 using the fair value hierarchy of SFAS 157.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy of SFAS 157:

June 30, 2008	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open contracts	$850,734	$0	$0	$850,734

December 31, 2007	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open contracts	$434,983	$0	$0	$434,983

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted.

The Company adopted SFAS 159 during the first quarter of 2008, and it did not have a material effect on the Company’s financial statements, as the Company did not elect the fair value option for any eligible financial assets or liabilities.

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

The Company accrues and pays the Trading Advisor a management fee at an annual rate of 2% of the Company’s Net Assets determined as of the close of business each month. For purposes of determining the management fee, any distributions, redemptions or reallocation of assets made as of the last day of the month shall be added back to the assets and there shall be no reduction for (i) the management fees calculated or (ii) any accrued but unpaid incentive fees due the Trading Advisor.

Additionally, the Company accrues monthly and pays the Trading Advisor a quarterly incentive fee of 20% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement). For the six months ended June 30, 2008 and 2007, the Trading Advisor earned incentive fees of $730,712 and $238,634, respectively, of which $237,702 remains payable at June 30, 2008.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

The Company’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Company all assets of the Company relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At June 30, 2008 and December 31, 2007, such segregated assets totaled $16,862,096 and $17,941,562, respectively. Part 30.7 of the CFTC regulations also requires the Company’s futures commission merchant to secure assets of the Company related to foreign futures trading which totaled $321,843 and $48,961 at June 30, 2008 and December 31, 2007, respectively. There are no segregation requirements for assets related to forward trading.

As of June 30, 2008, all open futures contracts mature within eighteen months.

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8. FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Company for the three months and six months ended June 30, 2008 and 2007. This information has been derived from information presented in the financial statements.

	Three Months Ended June 30, 2008 (Unaudited)				Six Months Ended June 30, 2008 (Unaudited)
	Member DFF LP	Member DFT I	Member KGT	Member FST	Member DFF LP	Member DFT I	Member KGT	Member FST
Total return(1),(4)
Total return before incentive fees	6.21%	6.21%	6.21%	6.21%	19.89%	19.88%	19.88%	19.89%
Incentive fees	(1.18)%	(1.18)%	(1.18)%	(1.18)%	(3.97)%	(3.96)%	(3.97)%	(3.97)%

Total return after incentive fees	5.03%	5.03%	5.03%	5.03%	15.92%	15.92%	15.91%	15.92%

Ratios to average net asset values:
Expenses prior to incentive fees(2)	3.02%	3.00%	3.06%	3.06%	3.05%	3.04%	3.10%	3.08%
Incentive fees(1)	1.16%	1.16%	1.14%	1.09%	3.52%	3.50%	3.65%	3.49%

Total expenses and incentive fees	4.18%	4.16%	4.20%	4.15%	6.57%	6.54%	6.75%	6.57%

Net investment loss(2), (3)	(1.62)%	(1.61)%	(1.65)%	(1.65)%	(1.45)%	(1.44)%	(1.44)%	(1.46)%

WCM POOL LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8. FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months Ended June 30, 2007 (Unaudited)				Six Months Ended June 30, 2007 (Unaudited)
	Member DFF LP	Member DFT I	Member KGT	Member FST	Member DFF LP	Member DFT I	Member KGT	Member FST
Total return(1),(4)
Total return before incentive fees	14.54%	14.54%	14.54%	14.65%	5.31%	5.31%	5.31%	14.65%
Incentive fees	(0.75)%	(0.73)%	(0.82)%	(2.79)%	(0.63)%	(0.62)%	(0.70)%	(2.79)%

Total return after incentive fees	13.79%	13.81%	13.72%	11.86%	4.68%	4.69%	4.61%	11.86%

Ratios to average net asset values:
Expenses prior to incentive fees(2)	2.67%	2.69%	2.65%	2.73%	2.76%	2.77%	2.76%	2.73%
Incentive fees(1)	0.69%	0.68%	0.75%	2.60%	0.66%	0.65%	0.76%	2.60%

Total expenses and incentive fees	3.36%	3.37%	3.40%	5.33%	3.42%	3.42%	3.52%	5.33%

Net investment income(2), (3)	1.72%	1.73%	1.71%	1.75%	1.36%	1.36%	1.38%	1.75%

Total returns are calculated based on the change in value of members’ capital during the period. An individual member’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Not annualized.
(2)	Annualized.
(3)	Represents interest income less total expenses (exclusive of incentive fees).
(4)	Includes realized and unrealized gains (losses) on securities transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending June 30, 2008 (“Second Quarter 2008”) includes forward-looking statements that reflect the current expectations of Preferred Investment Solutions Corp. (“Preferred” or the “General Partner”), the general partner of Diversified Futures Fund L.P. (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The General Partner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the General Partner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

The Trading Vehicle has entered into an advisory agreement (the “Trading Vehicle Advisory Agreement”) with Winton Capital Management Limited (“Winton”), whereby Winton makes the trading decisions for the Trading Vehicle and, in turn, Registrant, pursuant to Winton’s Diversified Program. The Advisory Agreement may be terminated for various reasons, including at the discretion of the Trading Vehicle. Registrant has allocated 100% of the proceeds from the initial and continuous offering of Registrant to the Trading Vehicle. Registrant, through its investment in the Trading Vehicle, accrues and pays a monthly management fee equal to 0.16667% (2% annually) of the assets allocated to the Trading Advisor. Registrant, through its investment in the Trading Vehicle, pays the Trading Advisor an incentive fee of 20% of New High Net Trading Profits (as defined in the Advisory Agreement) generated by the Trading Vehicle. Incentive fees will accrue monthly and be paid quarterly in arrears.

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

Registrant adopted SFAS 157 in the first quarter of 2008. Based on an analysis by the General Partner, the effect of applying SFAS 157 to the investments included in Registrant’s financial statements did not result in a change to the fair value of Registrant’s investments. Approximately $0 or 0.00% of Registrant’s investments at June 30, 2008 are classified as Level 1 or Level 2 and $3,312,092 or 100.00% are classified as Level 3 using the fair value hierarchy of SFAS 157. Approximately $0 or 0.00% of Registrant’s investments at December 31, 2007 are classified as Level 1 or Level 2 and $3,165,178 or 100.00% are classified as Level 3 using the fair value hierarchy of SFAS 157. A table presenting the changes in the Level 3 fair value category for the six months ended June 30, 2008 and 2007 is provided in Note 5 of the Registrant’s financial statements. Of the $490,625 and $153,007 gains for the six months ended June 30, 2008 and 2007, respectively, reported on Level 3 investments in Note 5, $66,267 and $94,406, respectively, represent a change in unrealized allocated from the Trading Vehicle on Registrant’s condensed statements of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Registrant adopted SFAS 159 during the first quarter of 2008, and it did not have a material effect on the Registrant’s financial statements, as the Registrant did not elect the fair value option for any eligible financial assets or liabilities.

Liquidity and Capital Resources

Registrant commenced operations on October 19, 1988 with gross proceeds of $30,107,800 allocated to commodities trading. After accounting for organizational and offering costs, Registrant’s net proceeds were $29,387,470.

For Second Quarter 2008, the period January 1, 2008 to June 30, 2008 (“Year-To-Date 2008”), the period April 1, 2007 to June 30, 2007 (“Second Quarter 2007”) and the period January 1, 2007 to June 30, 2007 (“Year-To-Date 2007”) there were no subscriptions of Limited Partnership Units or General Partnership Units.

Units may be redeemed on a quarterly basis. Redemptions of Limited Partnership Units for Second Quarter 2008 and Year-To-Date 2008 were $87,305 and $148,757, respectively. Redemptions of Limited Partnership Units for Second Quarter 2007 and Year-To-Date 2007 were $208,193 and $344,617, respectively.

Redemptions of General Partnership Units for Second Quarter 2008 and Year-To-Date 2008 were $0 and $1,365, respectively. Redemptions of General Partnership Units for Second Quarter 2007 and Year-To-Date 2007 were $1,542 and $3,203, respectively.

Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At June 30, 2008, 101.34% of Registrant’s net assets were allocated to commodities trading through its investment in the Trading Vehicle. A significant portion of Registrant’s net assets invested in the Trading Vehicle was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities (through its investment in the Trading Vehicle), Registrant continues to own such liquid assets to be used as margin. The clearing broker and bank credit the Trading Vehicle (and, in turn, Registrant, as a member of the Trading Vehicle) with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker and bank during each month at competitive interest rates.

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

Market Overview

Following is a market overview for Second Quarter 2008, Second Quarter 2007 and Second Quarter 2006:

Second Quarter 2008

While the US may not be in the “official” definition of recession, the tone of the economy was clearly recessionary like in the second quarter 2008, to an even greater degree than in the first quarter. Liquidity problems persisted and concern surrounding the viability of a number of financial institutions pervaded the atmosphere even after the Federal Reserve (“Fed”) bailout of Bear Stearns & Co. Inc in mid March. Inflation jitters appeared to increase throughout the quarter as crude oil surged over $140 per barrel (“pb”) and food costs increased significantly.

The spread between 10-year treasury notes and inflation-indexed securities, which measures the expected rate of inflation, steadily increased to over 2.5% at the end of June from roughly 2.3% in March. On a slightly positive note, the overall condition and liquidity within the credit markets appeared to improve at least marginally. The Federal Open Market Committee (“FMOC”) appeared to end its rate cut cycle at its June meeting. However, at this point the FMOC does not appear ready to initiate imminent rate increases as reflected in the statement from the June meeting, where the Fed displayed a clear concern for inflationary pressures but at the same time warned of a weakening economy and existing threats to global liquidity. Treasury yields moved steadily higher for much of the quarter before falling back slightly during the final half of June.

The employment picture worsened dramatically as the quarter developed, including an approximate 62,000 decline in June non-farm payroll as the unemployment rate rose to 5.5% versus 5.1% from the first quarter. In addition, weekly unemployment claims surged at the end of June. As for housing, it remains in a highly depressed state with no indication of a bottom in 2008. Manufacturing was mostly challenged with regional data from the New York, Chicago and Philly Fed showing weakness throughout the quarter. On the inflation front, both the Consumer Price Index and Producer Price Index rose during the quarter. The core measures of these indices were slightly more controlled but the energy component stoked inflationary fears. The first quarter Gross Domestic Product was revised up to 1.0% from 0.9% and the second quarter appeared to be tracking between 0.5% and 1.2% at the close of the period.

Currencies: The US dollar remained under pressure during much of June but towards the close of the quarter the dollar displayed some modest strength as both the Treasury and the Fed aggressively nudged a strong dollar policy. There were hints of intervention but none has been forthcoming. Overall for the quarter the euro was still up, closing the quarter over $1.58. The British pound rose to $1.99 as both the euro and pound appear to have put in tops. The Bank of Japan seems to be in a steady holding pattern. The People’s Bank of China extended its long running tight monetary policy and the dollar saw further gains to the yuan in June, extending its streak to twelve consecutive quarters of gains to the yuan. The Canadian dollar rose slightly in the second quarter while the Australian dollar was near a twenty-five year high. Meanwhile, the New Zealand dollar was down for the quarter, taking it to a slight year to date loss.

Energies: It was yet another record quarter for the energy sector. Front month crude hit a record high trading level on June 30 over $143 pb and ended the quarter up over 37%. The de-leveraging pressure noted in the first quarter was noticeably absent in the second quarter, while geopolitical concerns surrounding Nigeria, Israel/Iran and Venezuela persisted. However, supply/demand fundamentals held strong and Congress has not yet engaged in any meaningful legislation to curb speculation. China lifted some subsidies on petroleum in an effort to curb consumption. Reformulated gasoline rose despite clear evidence of at least modest demand destruction in the US. Gasoline futures have risen over 30% for the year to date within the Dow Jones AIG Index. Heating oil advanced to end the period and has surged over 50% year to date. Refining margins remain lean, lessening incentive to produce. The price of domestic natural gas surged from the first quarter and has rallied over 70% for the year. The Department of Energy’s natural gas supplies are down from last year and are below the five year average.

Agriculturals: Through the April and May planting period, the corn market traded within a modest range. Excessive precipitation across the central corn and bean belt resulted in planting delays, which in turn allowed prices to rally to a new, all time record high. For the entire second quarter, soybean prices moved higher in opposition to the Chicago Board of Trade Open Interest report. Prices closed the quarter approximately 50% higher while open interest fell. Global soybean demand remains practically insatiable, especially from the Peoples Republic of China. Wheat prices continued to return rocketing gains, a result of rampant corn prices and questionable crop prospects. In addition, the break in the record-setting Australian drought is as responsible as any single event in easing the global concerns of a feed grain shortage. Cotton prices gyrated wildly throughout the second quarter, while moving in a generally lower direction.

Indices: It was a difficult quarter for equities across the globe and the US was certainly no exception as it extended first quarter losses. Many of the same factors that weighed on sentiment in the first quarter were operative again in the second quarter. Financials were particularly weak as credit/liquidity concerns pervaded the atmosphere. Surging petroleum prices were an almost daily drag. The technology sector outperformed most other sectors and airlines and other energy sensitive area were challenged. This resulted in a second quarter loss of over 7% for the Dow Jones Industrial Index, taking the losses to over 14% year to date. The S&P 500 fell approximately 3% during the quarter as is down over 13% for the year. The NASDAQ fell just under 1% during the three months.

European equities had their worst quarterly performance in six years during the first quarter and the second quarter was another debacle. A hawkish European Central Bank (“ECB”) and mostly lackluster economic data from Germany, France, Italy and the UK kept prices on the defensive. In addition, the credit crunch and liquidity concerns were even more apparent during the second quarter with little sign of improvement. The German DAX lost over 2% to end the quarter following a 19% slide from the first quarter. The French CAC fell more than 6% after losing nearly 16% in the first quarter. London’s FTSE continued to struggle in the second quarter and posted an approximate 2% loss following the over 11% loss from the first quarter. Weakness in financials was particularly negative for the UK market. The Bank of England was not nearly as hawkish as the ECB and many market participants are looking for a rate cut later in the year.

Volatility continued to dominate the Asian equity markets during the period. Lackluster economic data within Japan and Asia in general weighed on sentiment and the weakness in US markets also served as a drag. In Hong Kong, the Hang Seng Index fell over 3% and in South Korea the Kospi Index slumped over 6%, with particular weakness in the end of the quarter. The New Zealand All Ordinaries Index experienced losses of almost 12% for quarter.

Metals: Geopolitical factors, concerns surrounding the global financial system, inflation fears and plunging global equities enticed demand for gold and metals in general. Gold saw a mixed picture during April and May but rebounded to gain approximately 4% in June, resulting in a slight overall gain for the quarter. As usual, silver followed suit on its parasitic role and ended the quarter with overall positive performance. Platinum prices increased as well and closed the quarter with a year-to-date gain above 35%.

With growing evidence of global economic malaise, base metals turned in mixed performance for the quarter. Global exchange warehouse inventories remain low for copper but the metal ended with positive quarterly performance. Aluminum finished June with strong performance for the quarter; however, zinc, nickel, lead and tin had overall negative performance for the period.

Softs and Livestock: Sugar advanced during the quarter with better than a 16% overall gain in June. Soaring input costs and years of low prices have led to lower production and some analysts are forecasting even lower production in 2009. The weak dollar was supportive of sugar, as well as other softs, throughout most of the quarter. Cocoa prices roared, closing up over 35%. Poor quality crops in much of West Africa, including the Ivory Coast, have helped support the rally. In addition, political tensions growing once again in the Ivory Coast, which produces about 40% of the world’s cocoa, are threatening to thwart production. Coffee posted solid gains during the quarter as well.

After lagging badly in the first quarter, live cattle prices joined the commodity train with an approximate 15% surge in the second quarter. Improved demand, shrinking supplies and high corn prices, which curbed herd size, were all attributable to the overall positive performance. Live hog prices capped the quarter with improved prices but are still down over 16% year to date within the Dow Jones AIG Index.

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

Interest Rates: U.S. Treasuries were in a rally mode for much of May and June as the markets evaluated the new Fed under Ben Bernanke. The FOMC appeared to be taking on a more aggressively anti-inflationary tone as the quarter progressed, with the Chairman and numerous Fed Governors focusing on the threat of inflation. After closing out the first quarter at 4.85%, the yield on the 10-year Treasury Note moved over 5.26% in mid June on the market view that the Fed would continue to raise rates through the August meeting and possibly beyond. The softer tone of the statement accompanying the 25 basis point rate hike at the end of June caught the markets by surprise. While still recognizing the risk of inflation, the Fed gave greater credence to the potential for some economic slowing, and appeared to put into question the prospect of a further rate hike in August. As June concluded, the yield on the 10-year Treasury Note stood at 5.145%.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for Second Quarter 2008, Second Quarter 2007 and Second Quarter 2006 are presented below.

Second Quarter 2008

Currencies: (+) This sector experienced a majority of its gains in the Australian dollar, Brazilian real, Mexican peso and euro versus yen cross. The majority of losses were experienced in the Japanese yen, New Zealand dollar and South African rand.

Energies: (+) This sector experienced gains in gasoline, heating oil, brent crude, crude oil, gas oil and natural gas. There were no losses incurred for the quarter overall.

Grains: (+) This sector experienced gains in corn, soybeans, soybean oil, bean oil and canola oil. Losses were seen in cotton and wheat.

Indices: (+) This sector experienced a majority of its gains in the DJ Stoxx 50, All Ordinaries, the DAX and the S&P 500. The majority of losses were made in the Nikkei, Taiwan SIMEX and the CAC 40.

Interest Rates: (-) This sector experienced a majority of its losses in US Treasury Notes, Eurodollars and Australian Bonds. The majority of gains were incurred in Euribor, Short Sterling and German Bonds.

Meats: (-) This sector experienced losses in feeder cattle, live cattle and live hogs. There were no gains in this sector for the quarter overall.

Metals: (-) This sector experienced losses in gold, silver, copper and aluminum. Gains were made in zinc, nickel and platinum.

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

Results of Operations

The net asset value (“Net Asset Value”) per Unit as of June 30, 2008 was $349.21, an increase of 9.92% from the December 31, 2007 Net Asset Value per Interest of $317.70 and an increase of 2.29% from the March 31, 2008 Net Asset Value per Unit of $341.40. The Net Asset Value per Unit as of June 30, 2007 was $308.43, a decrease of 0.27% from the December 31, 2006 Net Asset Value per Unit of $309.25 and an increase of 11.46% from the March 31, 2007 Net Asset Value per Unit of $276.72. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees during Second Quarter 2008 and Year-To-Date 2008 were approximately $215,000 and $631,000, respectively. Registrant’s trading gains before commissions and related fees during Second Quarter 2007 and Year-To-Date 2007, were approximately $450,000 and $152,000, respectively.

Registrant’s average net asset level decreased during the Second Quarter 2008 and Year-To-Date 2008 in comparison to Second Quarter 2007 and Year-To-Date 2007 primarily due to the effect of redemptions which was partly offset by positive trading performance. Registrant’s average net asset level decreased during Second Quarter 2007 and Year-To-Date 2007 in comparison to Second Quarter 2006 and Year-To-Date 2006 primarily due to the effect of redemptions.

Interest income is earned on the average daily equity maintained with the clearing broker or bank at competitive interest rates and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income during Second Quarter 2008 and Year-To-Date 2008 was approximately $12,000 and $26,000, respectively, a decrease of approximately $25,000 and $45,000, respectively, as compared to Second Quarter 2007 and Year-To-Date 2007, primarily due to declining interest rates and reduced average net asset levels discussed above. Interest income during Second Quarter 2007 and Year-To-Date 2007 was approximately $37,000 and $71,000, respectively, a decrease of approximately $4,000 and $6,000, respectively, as compared to Second Quarter 2006 and Year-To-Date 2006 primarily due to reduced average net asset levels discussed above.

Commissions are calculated on Registrant’s Net Asset Value on the first day of each month and therefore, vary according to monthly trading performance and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees during Second Quarter 2008 and Year-To-Date 2008 were approximately $65,000 and $130,000, respectively, a decrease of approximately $0 and $7,000, respectively, as compared to Second Quarter 2007 and Year-To-Date 2007, primarily due to reduced average net asset levels discussed above. Commissions and other transaction fees during the Second Quarter 2007 and Year-To-Date 2007 were approximately $65,000 and $137,000, respectively, a decrease of approximately $37,000 and $59,000, respectively, as compared to Second Quarter 2006 and Year-To-Date 2006, primarily due to reduced average net asset levels discussed above.

Management fees are calculated on the net asset value of Registrant’s investment in the Trading Vehicle at the end of each month, and therefore, are affected by monthly trading performance and redemptions. Management fees to the Trading Advisor during Second Quarter 2008 and Year-To-Date 2008 were approximately $17,000 and $34,000, respectively, a decrease of approximately $1,000 and $1,000, respectively, as compared to Second Quarter 2007 and Year-To-Date 2007, primarily due to reduced average net asset levels discussed above. Management fees to the Trading Advisor during the Second Quarter 2007 and Year-To-Date 2007 were approximately $18,000 and $35,000, respectively, a decrease of approximately $8,000 and $14,000, respectively, as compared to Second Quarter 2006 and Year-To-Date 2006, primarily due to reduced average net asset levels discussed above.

Incentive fees, which are based on the “New High Net Trading Profits” (as defined in the applicable Advisory Agreement) generated by the Trading Advisor, are accrued monthly and are ultimately determined as of the close of business on the last business day of each calendar quarter. Incentive fees during Second Quarter 2008 and Year-To-Date 2008 were approximately $38,000 and $116,000, respectively. Incentive fees during Second Quarter 2007 and Year-To-Date 2007 were approximately $23,000 and $23,000, respectively.

General and administrative expenses during the Second Quarter 2008 and Year-To-Date 2008 were approximately $32,000 and $70,000, respectively. General and administrative expenses during the Second Quarter 2007 and Year-To-Date 2007 were approximately $26,000 and $54,000, respectively. These expenses include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through June 30, 2008.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2008, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

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

Evaluation of Disclosure Controls and Procedures

Registrant’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed by Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to Registrant’s management, including the General Partner’s Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Co-Chief Executive Officers and Principal Financial/Accounting Officer, respectively, of Registrant), as appropriate to allow for timely decisions regarding required disclosure.

In designing and evaluating Registrant’s disclosure controls and procedures, the General Partner recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

The General Partner’s management, under the supervision and with the participation of certain officers of the General Partner (including the General Partner’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures as of the end of the period covered by this report. Based upon such evaluation, the General Partner’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of the end of such period, Registrant’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal controls over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during Second Quarter 2008 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal controls over financial reporting.

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

DIVERSIFIED FUTURES FUND L.P.

By:	Preferred Investment Solutions Corp.,
its general partner

	By:	/s/ Kenneth A. Shewer	Date: August 8, 2008
	Name:	Kenneth A. Shewer
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr	Date: August 8, 2008
	Name:	David K. Spohr
	Title:	Senior Vice President and
Director of Fund Administration
(Principal Financial/Accounting Officer)