Form 10-K/A
period 2007-12-31
DIVERSIFIED FUTURES FUND L.P.
filed 2009-02-02
CIK 833225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DIVERSIFIED FUTURES FUND, L.P.

Explanatory Note

The Form 10-K/A is being filed solely to correct the omission of certain language required under the Certification in the Diversified Futures Fund, L.P.’s Form 10-K previously filed on March 28, 2008, which are restated in their entirety herewith. Except for the foregoing amended information, no other changes have been made to the Form 10-K filed on March 28, 2008.