Form 10-Q/A
period 2008-06-30
DIVERSIFIED FUTURES FUND L.P.
filed 2009-02-02
CIK 833225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

DIVERSIFIED FUTURES FUND, L.P.

Explanatory Note

The Form 10-Q/A is being filed solely to correct the omission of certain language required under the Certification in the Diversified Futures Fund, L.P.’s Form 10-Q previously filed on August 8, 2008 and amended on February 2, 2009, which are restated in their entirety herewith. Except for the foregoing amended information, no other changes have been made to the Form 10-Q filed on August 8, 2008 and amended on February 2, 2009 by this amendment.

2